Form 10-K
period 2014-12-31
Metaldyne Performance Group Inc.
filed 2015-03-16
CIK 1616817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from                      to

Commission File Number 1-36774

Metaldyne Performance Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1420222
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

47659 Halyard Drive

Plymouth, MI 48170

(734) 207-6200

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant on December 31, 2014 (the last business day of the most recently completed fiscal quarter) was approximately $225 million; computed by reference to the closing sale price as reported on the New York Stock Exchange on such date.

As of March 13, 2015, the registrant had 67,075,085 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders, and in press releases. In addition, our representatives may from time to time make oral forward-looking statements.

All statements other than statements of historical fact or relating to present facts or current conditions included in this Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “will,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “could,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

The forward-looking statements contained in this Form 10-K are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Item 11. Executive Compensation.” Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

Any forward-looking statement made by us in this Form 10-K speaks only as of the date on which we make it. Factors or events that could cause our actual operating and financial performance to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

AVAILABLE INFORMATION

Through its Internet website (www.mpgdriven.com), the Company will make available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission, as soon as reasonably practicable after they are filed or furnished. The Company also makes the following documents available on its Internet website: the Audit Committee Charter; the Compensation Committee Charter; the Nominating and Corporate Governance Committee Charter; the Company’s Corporate Governance Guidelines; the Company’s Code of Business Conduct and Ethics; and the Company’s Related Party Transaction, Insider Trading and Whistleblower policies. Copies of these posted materials are also available in print, free of charge, to any stockholder upon request from: MPG Investor Relations, 47659 Halyard Dr. Plymouth, MI 48170, or via telephone in the US at 248-440-9503, or e-mail at investors@mpgdriven.com. The inclusion of our website address in this report is an inactive textual reference only and is not intended to include or incorporate by reference the information on our website into this report.

PART I

ITEM 1.	BUSINESS

General

Metaldyne Performance Group Inc. (“MPG”) is a Delaware corporation incorporated on June 9, 2014. Our business was formed through the combination of three metal-forming technology manufacturing companies, ASP HHI Holdings, Inc. (together with its subsidiaries, “HHI”), ASP MD Holdings, Inc. (together with its subsidiaries, “Metaldyne”), and ASP Grede Intermediate Holdings LLC (together with its subsidiaries, “Grede”) on August 4, 2014 (the “Combination”). Each of the three operating groups was owned primarily by certain private equity funds affiliated with American Securities LLC (together with its affiliates, “American Securities”). American Securities acquired its interest in HHI in October 2012, Metaldyne in December 2012, and Grede in June 2014.

A brief summary of the history of each of HHI, Metaldyne and Grede follows:

•	HHI was formed in 2005 and, from 2005 through 2009, completed the acquisitions of Impact Forge Group, LLC, and Cloyes Gear and Products, Inc. and, following a §363 U.S. Bankruptcy Court supervised sale process, acquired certain assets and assumed specified liabilities from FormTech LLC, Jernberg Holdings, LLC and Delphi Automotive PLC’s wheel bearing operations.

•	Metaldyne was formed in 2009 as a new entity to acquire certain assets and assume specified liabilities from the former Metaldyne Corporation (“Oldco M Corporation”) following a §363 U.S. Bankruptcy Court supervised sale process. Oldco M Corporation was previously formed when MascoTech, Inc., a then-publicly traded company, was taken private and acquired Simpson Industries, Inc., another then-public company.

•	Grede was formed in 2010 through a combination of the assets of the former Grede Foundries, Inc. and Citation Corporation, following a §363 U.S. Bankruptcy Court supervised sale process. Subsequently, Grede acquired Foseco-Morval Inc., GTL Precision Patterns Inc., Paxton-Mitchell Corporation, Virginia Castings Industries LLC, Teknik, S.A. de C.V. and Novocast, S.A. de C.V.

Effective December 12, 2014, MPG completed an initial public offering (the “IPO”) and began trading on the New York Stock Exchange under the ticker symbol “MPG.” Unless otherwise stated in this Form 10-K, references to “MPG,” the “Company,” “we,” “our,” “us” and similar terms refer to Metaldyne Performance Group Inc. and all of its subsidiaries.

This Form 10-K presents HHI as the predecessor to MPG. The period prior to October 6, 2012 is referred to as the Predecessor Period and the period from October 6, 2012 to December 31, 2014 is referred to as the Successor Period. The period from October 6, 2012 to December 31, 2012 is referred to as Successor Period 2012 and the period from January 1, 2012 to October 5, 2012 is referred to as Predecessor Period 2012. The Combination has been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests, and, as such, the bases of accounting of HHI, Metaldyne and Grede were carried over to MPG. These consolidated financial statements reflect the retrospective application of MPG’s capital structure and consolidated presentation of the Combination for the Successor Period. Our historical capital structure has been retroactively adjusted to reflect our post-Combination capital structure for the Successor Period.

Certain Terms

We use the following industry terms in describing our business in this Form 10-K:

•	Advanced Machining and Assembly: Value-added precision machining to improve form, finish and function of components and the assembly of multiple components into a ready-to-install module.

•	Aluminum Die Casting: A casting process where molten aluminum is injected under pressure into a solid mold to create a complex formed component.

•	Forging: The shaping of metal by a number of processes, including pressing and forming, typically classified according to temperature (cold, warm, or hot).

•	Iron Casting: A manufacturing process by which molten iron (ductile or grey) is poured into a mold to produce components with complex dimensions.

•	Net Formed: A manufacturing technique which allows production of the component at or very close to the final (net) shape, reducing or eliminating scrap material and the need for surface finishing.

•	NVH: The noise, vibration, and harshness characteristics of vehicles, particularly cars and trucks, which vehicle design engineers seek to reduce.

•	OEMs: Original equipment manufacturers.

•	Powder Metal Forming: The process of compacting metal powder in a mold, followed by heating the shaped component to just below the metal powder’s melting point to form complex Net Formed components.

•	Powertrain: Components of the vehicle that generate power and transfer it to the road surface, typically including the engine, transmission, and driveline.

•	Rubber and Viscous Dampening Assemblies: Advanced rubber-to-metal bonded or silicone-filled assemblies that reduce, restrict, or prevent oscillation, torsion, and bending in vehicle engines, thereby improving NVH characteristics.

•	Safety-Critical: Components that assist in the control and stability of a vehicle in motion and are fundamental to performance and safety. These components typically include chassis, suspension, steering, and brake components.

•	Tier I suppliers: Suppliers of components and assemblies that are sold directly to OEMs.

We use the following industry terms in this Form 10-K to describe our products and how they are organized and sourced in our industry:

•	Platform: A shared set of common design, engineering, and production efforts over a number of Vehicle Nameplates or Powertrains with common architecture (e.g. Toyota MC-M, Ford Duratec35 engine).

•	Program: Manufacturing and development of certain automobile components including engines, transmissions and brake components (e.g. Toyota 051A, ZF’s 9HP transmission).

•	Vehicle Nameplate: A specific vehicle model built within a Platform for a vehicle OEM (e.g. Toyota Camry, Ford F-150).

Business Overview

MPG provides highly-engineered components for use in Powertrain and Safety-Critical Platforms for the global light, commercial, and industrial vehicle markets. We produce these components using complex metal-forming manufacturing technologies and processes for a global customer base of vehicle OEMs and Tier I suppliers. Our components help OEMs meet fuel economy, performance, and safety standards.

Our metal-forming manufacturing technologies and processes include Aluminum Die Casting, Forging, Iron Casting and Powder Metal Forming, as well as value-added manufacturing processes such as Advanced Machining and Assembly. These technologies and processes are used to create a wide range of customized Powertrain and Safety-Critical components that address requirements for power density (increased component strength to weight ratio), power generation, power / torque transfer, strength, and NVH.

Our business is comprised of three segments:

HHI: HHI manufactures highly-engineered metal-based products for the North American light vehicle market. These components are used in Powertrain and Safety-Critical applications, including transmission components, driveline components, wheel hubs, axle ring and pinion gears, sprockets, balance shaft gears, timing drive systems, variable valve timing (“VVT”) components, transfer case components and wheel bearings.

Metaldyne: Metaldyne manufactures highly-engineered metal-based Powertrain products for the global light vehicle markets. These components include connecting rods, VVT components, balance shaft systems, and crankshaft dampers, differential gears, pinions and assemblies, valve bodies, hollow and solid shafts, clutch modules and assembled end covers.

Grede: Grede manufactures cast, machined and assembled components for the light, commercial and industrial (agriculture, construction, mining, rail, wind energy and oil field) vehicle and equipment end-markets. These components are used in Powertrain and Safety-Critical applications, including turbocharger housings, differential carriers and cases, scrolls and covers, brake calipers and housings, knuckles, control arms and axle components.

See Note 22 of the notes to the consolidated financial statements contained within “Item 8. Financial Statements and Supplementary Data” for financial information reported by segment and geographic area.

We primarily serve the global light vehicle and North American commercial and industrial vehicle and equipment end-markets with a focus on components for Powertrain and Safety-Critical applications. Demand in these end-markets, and therefore, our products, is driven by consumer preferences, regulatory requirements (particularly related to fuel economy and safety standards) and macro-economic factors. In addition to light vehicle OEMs, our customers include commercial vehicle manufacturers in the medium and heavy truck market. We also produce a wide variety of components to serve multiple industrial equipment end-markets with agriculture and construction equipment OEMs.

Contribution to our net sales by vehicle application follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	2012 (1)
Driveline	19%	18%	15%
Engine	28	33	13
Transmission	23	24	23
Safety-Critical	17	18	42
Other Specialty Products	13	7	7

	100%	100%	100%

(1)	Reflects net sales contribution for Successor Period 2012 and Predecessor Period 2012, combined.

Seasonality

Our business is moderately seasonal because our largest North American customers typically halt operations for approximately two weeks in July and one week in December. Customers in Europe have historically shut down vehicle production during a portion of August and December as well. In addition, third quarter automotive production traditionally is lower as new models enter production.

Customer Dependence

We depend on major vehicle OEMs for our sales. For the year ended December 31, 2014, Ford Motor Company (“Ford”), General Motors Company (“GM”), and Fiat Chrysler Automobiles (“FCA”) accounted for approximately 24%, 21%, and 13% of our end-customer sales, respectively. Other significant customers include Daimler AG (“Daimler”), Toyota Motor Corporation (“Toyota”), and Hyundai Motor Company (“Hyundai”), which together accounted for approximately 10% of our end-customer sales for the year ended December 31, 2014.

Suppliers and Raw Materials

We procure our raw materials from a variety of suppliers for use in our manufacturing processes. In 2014, our top ten suppliers constituted less than 39% of our purchases. Based on available quality and supply, we seek to obtain materials in the region in which our products are manufactured in order to minimize transportation and other costs. The primary raw materials used to produce the majority of our products are steel scrap, steel bar, pig iron, aluminum, copper, molybdenum and other metallic materials. We believe our principal suppliers have steel making capabilities and capacity to support our customers’ specifications and volume expectations. We typically source raw materials or components from single suppliers. Although we are generally able to substitute suppliers for raw materials and components without material short-term costs, in some cases, it could be difficult and expensive for us to change suppliers and may require customer approval.

Generally, we apply raw material surcharges to our customers to mitigate volatility in our cost of scrap, steel bar, aluminum and other inputs. Surcharge prices on our raw materials may vary based on industry indices or on actual prices paid to suppliers. We also sell certain manufacturing scrap, which may be subject to fluctuations in commodity prices.

Design, Product Development and Intellectual Property

We maintain technical and commercial engineering centers in major regions of the world to develop and provide advanced products, processes and manufacturing support for all of our manufacturing sites, and to provide our customers with local engineering capabilities and design support. Our efforts related to research and development are focused on process improvement, higher performance materials and increased product performance.

We believe that our engineering and technical expertise, together with our emphasis on continuing product and process development, allow us to use the latest technologies, processes and sophisticated materials to provide cost-effective solutions to our customers. We believe that continued engineering activities are critical to support our pipeline of technologically advanced products and increasing the technical and performance capabilities of our products. We maintain our engineering activities around our core technologies and processes, allocating our capital and resources to those products with differentiated technologies and attractive returns on invested capital.

We pursue patents where specific technology or innovation is well positioned for protection under intellectual property laws. While no individual patent or group of patents, taken alone, is considered material to our business, taken in the aggregate, these patents provide meaningful protection for our products and product innovations. We continually make determinations as to whether a product or process is best protected through a patent application or other means.

Backlog

Incremental business backlog, which we measure as anticipated net product sales from incremental business for the next three years at each year end, net of Programs being phased out and any foreign currency fluctuations, is approximately $190 million as of December 31, 2014. We are typically awarded Programs one to three years prior to the start of production on new and replacement business. Due to the timing of the OEM sourcing cycle, our anticipated net product sales were measured based on contracts to be executed during 2015 through 2017. Our estimate of anticipated net product sales includes formally awarded new Programs, Programs which we believe are highly probable of being awarded to us, expected volume changes on existing Programs and the impact of foreign currency. Our estimate may be impacted by various assumptions, including vehicle production levels on new and replacement Programs, customer price reductions, scrap prices, material price indices, currency exchange rates and the timing of Program launches. We typically enter into agreements with our customers at the beginning of a vehicle’s life for the fulfillment of customers’ purchasing requirements for the entire production life of the Program. Therefore, this anticipated net product sales information could differ significantly from actual firm orders or firm commitments and awards of business do not represent guarantees of production volumes or revenues.

Competition

Although the number of our competitors has decreased due to ongoing industry consolidation, the automotive components industry remains very competitive. OEMs and Tier I suppliers rigorously evaluate suppliers on the basis of product quality, price competitiveness, reliability and timeliness of delivery, product design capability, technical expertise and development capability, new product innovation, financial viability, application of lean principles, operational flexibility, customer service and overall management. In addition, our customers generally require that suppliers demonstrate improved efficiencies, through cost reductions and/or price improvement, on a year-over-year basis.

The following table illustrates our primary competitors for our manufacturing technologies and value-added processes:

Portfolio of Manufacturing Technologies and Value-Added Processes	Primary Competitors
Advanced Machining and Assembly	BorgWarner, GKN, Linamar and Magna
Aluminum Die Casting	Aisin, Dongnam Precision and Ryobi
Cold and Warm Forging	American Axle, Hirshvogel, Linamar and Sona BLW
Hot Forging	American Axle, Amtek, Linamar and Hirshvogel
Iron Casting	Metal Technologies, Inc., Neenah Enterprises and Waupaca
Powder Metal Forming	GKN, Mahle, and Miba
Rubber and Viscous Dampening Assemblies	Knorr Bremse, Vibracoustic and Winkelmann

Environmental Compliance

We are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the clean up of contaminated sites. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution. These permits are subject to modification, renewal, and revocation by issuing authorities. We believe we are in substantial compliance with all applicable material laws and regulations. Historically, our costs of achieving and maintaining compliance with environmental, health, and safety requirements have not been material to our results.

Employees

As of December 31, 2014, we employed approximately 12,000 total employees in 13 countries. As of December 31, 2014, approximately 38% of our employees were employed under the terms of collective bargaining agreements with industrial trade unions or employed under international workers councils.

ITEM 1A.	RISK FACTORS

Provided below is a cautionary discussion of what we believe to be the most important risk factors applicable to the Company, although they are not the only ones we face. Additional risks and uncertainties not presently known to us or that we do not currently deem material also may impact our business operations. If any of the following risks occur, our business, including its financial performance, financial condition, results of operations, and cash flows may be materially affected. Discussion of these factors is incorporated by reference into and considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Relating to Our Industry and Our Business

Volatility in the global economy has, and may continue to have, a severe and negative impact on the demand for new vehicles and, in turn, our products.

The demand for and pricing of our products are subject to economic conditions and other factors present in the geographic markets where our products are sold that are beyond our control, such as a worsening of global economic and political conditions as a result of rising interest rates or inflation, high unemployment, increasing energy and fuel prices, increased volatility in global capital markets, international conflicts, regulatory changes and many other factors. Demand for our products correlates to consumer demand for new vehicles containing our products. Adverse changes in global economic and political conditions, or sluggish or uneven recovery in specific countries or regions, may result in lower consumer confidence, which has a significant impact on consumer demand for vehicles.

A decline in vehicle production levels, particularly with respect to Platforms for which we are a significant supplier, or the financial distress of any of our major customers, could have a material adverse effect on our business.

Demand for our products is directly related to the vehicle production levels of our OEM end-customers. New vehicle sales and production can be affected by general economic or industry conditions, the level of consumer demand, recalls and other safety issues, labor relations issues, fuel prices, fuel efficiency and vehicle safety regulations and other regulatory requirements, government initiatives, trade agreements, the availability and cost of credit, the availability to our customers and suppliers of critical components needed to complete the production of vehicles, restructuring actions of OEMs, our customers, suppliers, and many other factors. Financial difficulties experienced by any major customer could have a material adverse effect on us if such customer were unable to pay for the products we provide or we experienced a loss of, or material reduction in, business from that customer.

As a result of such difficulties, we could experience lost revenues, write-offs of accounts receivable, impairment charges or additional restructurings, some significant, from year-to-year, which, in turn, could cause fluctuations in the demand for our products. The automotive industry is cyclical and sensitive to general economic conditions and other factors, including the global credit markets, interest rates, consumer credit and consumer spending and preferences. An economic downturn, severe weather or other adverse industry conditions that result in even a relatively modest decline in vehicle production levels could reduce our sales and thereby adversely affect our financial condition, results of operations, and cash flows.

Seasonality in the automotive industry could have a material adverse effect on our business.

The automotive industry in which we operate is seasonal. Some of our largest OEM customers typically shut down vehicle production during certain months or weeks of the year. For example, our OEM customers in North America and Europe typically shut down operations during portions of July and August and one week in December. During these manufacturing shutdown periods, our customers will generally reduce the number of production days because of lower demands and reduce excess vehicle inventory. Such seasonality could have a material adverse effect on our business, financial condition, and results of operations.

We face significant competition.

The automotive supply industry is highly competitive. We compete worldwide with other automotive suppliers on the basis of price, technological innovation, quality, delivery, Program launch support, and overall customer service, among other factors. Our ability to compete successfully depends, in large part, on our success in continuing to innovate and manufacture products utilized in Programs or Platforms that have commercial success with consumers, differentiate our products from those of our competitors, continue to deliver quality products in the time frames required by our customers, and maintain low-cost production. We continue to invest in technology and innovation which we believe will be critical to our long-term growth. Our ability to anticipate changes in technology and to successfully develop and introduce new and enhanced products and/or manufacturing processes on a timely basis will be a significant factor in our ability to remain competitive. If we are unsuccessful or are less successful than our competitors in consistently developing innovative products, processes, and/or use of materials, we may be placed at a competitive disadvantage, which could have a material adverse effect on our business, financial condition and results of operations. The inability to compete successfully could have a material adverse effect on our business, financial condition, and results of operations.

We are dependent on large-volume customers for current and future sales. The loss of any of these customers or a reduction in sales to these customers could have a material adverse impact on our business.

We depend on major vehicle OEMs for our sales. Our financial results are closely correlated to production by Ford, GM, FCA, Daimler, Toyota, and Hyundai, given our higher sales to these customers. For the year ended December 31, 2014, end customer sales attributed to these OEMs accounted for approximately 67% of our net sales. We may make fewer sales to these customers for a variety of reasons. The loss of any one of these customers or a significant decrease in business from one or more of these customers could harm our business, reduce our revenues and cash flows, and limit our ability to spread fixed costs over a larger sales base, which could have a material adverse effect on our business, financial condition, and results of operations.

A reduction in outsourcing by our customers, or the loss of a material number of Programs, combined with a failure to secure sufficient alternative Programs, could have a material adverse effect on our business.

We depend on the outsourcing of components, modules, and assemblies by vehicle manufacturers. The extent of vehicle manufacturer outsourcing is influenced by a number of factors, including: relative cost, quality and timeliness of production by suppliers as compared to vehicle manufacturers, capacity utilization, vehicle manufacturers’ perceptions regarding the strategic importance of certain components/modules to them, labor relations among vehicle manufacturers, their employees and unions, and other considerations. A number of our major OEM customers manufacture products for their own uses that directly compete with our products. These OEMs could elect to manufacture such products for their own uses in place of the products we currently supply. A reduction in outsourcing by vehicle manufacturers, or the loss of a material number of Programs combined with the failure to secure alternative Programs with sufficient volumes and margins could have a material adverse effect on our business, financial condition and results of operations.

We are under continuing pressure from our customers to reduce our prices.

As is common practice in the automotive industry, the majority of our products are sold under long-term contracts with prices scheduled at the time the contracts are established, many of which require price reductions in subsequent years. The inability to offset the impact of such price reductions through continued technology improvements, cost reductions, or other productivity initiatives could have a material adverse effect on our business, financial condition, and results of operations.

We may not realize all of the sales expected from awarded business, and we may not fully recover pre-production costs, which could have a material adverse effect on our business.

The sales to be generated from awarded business are inherently subject to a number of risks and uncertainties, including the number of vehicles produced, the timing of vehicle production, and the mix of options our customers, and the ultimate consumers, may choose. Anticipated product sales could differ significantly from actual firm orders or firm commitments, and awards of business do not represent guarantees of production volumes or revenues. While we typically enter into agreements for the customers’ purchasing requirements for the entire production life of the vehicle, ranging from one to six years with automatic renewal provisions that generally result in our contracts running for the life of the Program, many customer purchase orders contain provisions that permit our customers to unilaterally cancel our contracts with limited or no notice. Our ability to obtain compensation from our customers for such cancellation, if the cancellation is through no fault of our own, is generally limited to the direct costs we have incurred for raw materials and work-in-process and, in certain instances, unamortized investment costs. If we do not realize all of the sales expected from awarded business, it could have a material adverse effect on our business, financial condition, and results of operations.

Typically, it takes two to three years from the time an OEM or Tier I supplier awards us a Program until the Program is launched and we begin production. In many cases, we must commit substantial resources in preparation for production under awarded Programs well in advance of the customer’s production start date. We may not realize substantially all of the revenue from our incremental business backlog. If we are unable to recover pre-production costs, it could have a material adverse effect on our business, financial condition, and results of operations.

Our failure to increase production capacity, or overexpansion of production, could harm our business and damage our customer relationships.

We may be unable to expand our business, satisfy customer requirements, maintain our competitive position, and improve profitability if we are unable to increase production capacity at our facilities to meet any increased demand for our products. Moreover, we may experience delays in receiving equipment and be unable to meet any increases in customer demand. Failure to satisfy customer demand may result in a loss of market share to competitors and may damage our relationships with key customers.

Due to the lead time required to produce the equipment used in our manufacturing process, it can take months and even years to obtain new machines after they are ordered. Accordingly, we are required to order production equipment well in advance of supplying components. In addition, the equipment used in our manufacturing process requires large capital investments. If our manufacturing facilities are not expanded or completed on a timely basis or if anticipated customer orders do not materialize, we may not be able to generate sufficient sales to offset the costs of new production equipment. Furthermore, we rely on longer-term forecasts from our customers to plan our capital expenditures. If these forecasts prove to be inaccurate, either we may have spent too much on capacity growth, which could require us to consolidate facilities, or we may have spent too little on capital expenditures, in which case we may be unable to satisfy customer demand, either of which could have a material adverse effect on our business. Furthermore, our ability to establish and operate new manufacturing facilities and expand production capacity is subject to significant risks and uncertainties, including:

•	limitations in the agreements governing our indebtedness that restrict the amount of capital that can be spent on manufacturing facilities;

•	inability to raise additional funds or generate sufficient cash flow from operations to purchase raw material inventory and equipment or to build additional manufacturing facilities;

•	delays and cost overruns as a result of a number of factors, many of which are beyond our control, such as increases in raw material prices and long lead times or delays with equipment vendors;

•	delays or denials of required approvals by relevant government authorities;

•	diversion of significant management attention and other resources;

•	inability to hire qualified personnel; and

•	failure to execute our expansion plan effectively.

If we are unable to establish or successfully increase production capacity as a result of the risks described above or otherwise, we may not be able to expand our business to meet any increased demand for our products. Alternatively, if we increase production capacity at our existing facilities, we may not be able to generate sufficient customer demand for our products to support the increased production levels, any of which could have a material adverse effect on our business, financial condition, and results of operations.

We rely on key machinery and tooling to manufacture components for Powertrain and Safety-Critical systems that cannot be easily replicated.

We currently depend on key machinery and tooling used to manufacture components for Powertrain and Safety-Critical systems. Our machinery and tooling are complex, cannot be easily replicated, and have a long lead-time to manufacture. If there is a breakdown in such machinery and tooling that we or our service providers are unable to repair in a timely fashion, or equipment manufacturers fail to timely deliver new equipment, obtaining replacement machinery or rebuilding tooling could involve significant delays and costs, and may not be available to us on reasonable terms. If we or our service providers our unable to repair our equipment or tooling, in some cases, it could take several months, or longer, for a supplier to begin providing machinery and tooling to specification. Any disruption of machinery and tooling supplies could result in lost or deferred sales and customer charges which could have a material adverse effect on our business, financial condition, and results of operations.

If we experience Program launch difficulties, it could have a material adverse effect on our business.

The launch of a new Program is complex, and its success depends on a wide range of factors, including the production readiness of our and our suppliers’ manufacturing facilities and manufacturing processes, tooling, equipment, employees, initial product quality, and other factors. Our failure to successfully launch new business or to contain launch costs could result in a loss of business or the incurrence of substantial unexpected costs, such as increased scrap or premium freight charges, which could have a material adverse effect on our business, financial condition, and results of operations.

A disruption in our supply or delivery chain could cause one or more of our customers to halt production.

In certain instances, we ship our products to customer vehicle assembly plants on a “just-in-time” basis in order for our customers to maintain low inventory levels. Our suppliers use a similar method in providing raw materials to us. However, the “just-in-time” method makes the logistics supply chain in our industry very vulnerable to disruptions. These disruptions may result for many reasons, including closures of supplier plants or critical manufacturing lines due to strikes, mechanical breakdowns, electrical outages, fire, explosions, as well as logistical complications resulting from labor disruptions, weather or other natural disasters, mechanical failures, and delayed customs processing. In addition, we may need to rely on suppliers in local markets that have not yet proven their ability to meet our requirements. The lack of even a small single subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production, possibly for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we contain nonconforming products or validate our process. Even where products are ready to be shipped, or have been shipped, delays may arise before they reach our customer. If we fail to timely deliver, we may have to absorb our own costs for identifying the cause and solving the problem, as well as expeditiously producing and shipping replacement products. Additionally, if we are unable to deliver our products to our customers in a timely manner, our customers may be forced to cease production and may seek to recover losses from us, which could be significant. Thus, any supply chain disruption could cause the complete shutdown of an assembly line of one of our customers, which could expose us to material claims for compensation and have a material adverse effect on our business, financial condition, and results of operations.

Work stoppages or production limitations at one or more of our customers’ facilities could disrupt our production volumes.

A work stoppage or other limitation on production could occur at customer facilities for any number of reasons, including as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements, or as a result of supplier financial distress or other production constraints or difficulties, or due to disruptions in shipping, or for other factors. A disruption in production at the facilities of our large-volume customers could have a material adverse effect on our business, financial condition and results of operations.

A catastrophic loss of one of our key manufacturing facilities could have a material adverse effect on our business.

While we manufacture our products in several facilities and maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our manufacturing facilities due to accident, labor issues, weather conditions, acts of war, political unrest, terrorist activity, natural disaster or otherwise, whether short- or long-term, could have a material adverse effect on our business, financial condition, and results of operations.

We rely upon trademarks, copyrights, patents and contractual restrictions to protect our know-how, trade secrets and other intellectual property. Failure to protect our intellectual property rights may undermine our competitive position and protecting our rights or defending against third-party allegations of infringement may be costly.

Protection of proprietary processes, know-how, trade secrets, documentation, and other technology is critical to our business. Failure to protect, monitor, and control the use of our existing know-how, trade secrets, and other intellectual property rights could cause us to lose our competitive advantage and incur significant expenses. We rely on trademarks, copyrights, patents, and contractual restrictions to protect our intellectual property rights, but these measures may be insufficient. While we enter into confidentiality and proprietary rights agreements and agreements for assignment of invention with our employees and third parties to protect our know-how, trade secrets, and intellectual property rights, such agreements and assignments could be breached and may not provide meaningful protection. Also, others may independently develop technologies or products that are similar to ours. In such case, our know-how and trade secrets would not prevent third parties from competing with us. Third parties may seek to oppose, cancel, or invalidate our intellectual property rights, which could have a material adverse effect on our business, financial condition and results of operations. Our patents expire on various dates through 2031.

The costs associated with the protection of our know-how, trade secrets, intellectual property and our proprietary rights and technology are ongoing. Third parties or employees may infringe or misappropriate our proprietary technologies or other intellectual property rights. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available. Failure to protect or enforce our intellectual property rights may undermine our competitive position, and protecting our rights or defending against third-party allegations of infringement may be costly, which could have a material adverse effect on our business, financial condition, and results of operations.

Any acquisitions or joint ventures we make could disrupt and materially harm our business.

We may grow through acquisitions of complementary businesses, products or technologies, or by entering into joint ventures. Acquisitions or strategic alliances involve numerous risks, including:

•	difficulties in the integration of the acquired businesses or incorporating joint ventures;

•	the diversion of our management team’s attention from other business concerns;

•	uncertainties in assessing the value, strengths and potential profitability of, and identifying the extent of all weaknesses of, acquisition candidates;

•	the assumption of unknown liabilities, including environmental, tax, pension and litigation liabilities, and undisclosed risks impacting the target;

•	adverse effects on existing customer and supplier relationships;

•	incurrence of substantial indebtedness;

•	potentially dilutive issuances of equity securities;

•	integration of internal controls;

•	entry into markets in which we have little or no direct prior experience;

•	the potential loss of key customers, management and employees of an acquired business;

•	potential integration or restructuring costs;

•	the ability to achieve operating and financial synergies; and

•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying our rationale for pursuing the acquisition or joint venture.

We cannot ensure that we will be able to successfully integrate acquisitions or incorporate joint ventures that we undertake or that such acquisitions or joint ventures will perform as planned or prove to be beneficial to our business and results of operations. The occurrence of any one or more of these factors could cause us not to realize the benefits anticipated to result from an acquisition or a joint venture, which could have a material adverse effect on our business, financial condition, and results of operations.

The prices of raw materials and commodities we use are volatile.

Our business is subject to volatility in pricing of raw materials used in our manufacturing processes, such as steel scrap, steel bar, pig iron, aluminum, copper, molybdenum and other metallic materials. The costs of these products are subject to inflationary and market pricing pressures, and as such, have fluctuated over the past several years. Certain raw materials and other commodities used in our operations are generally only available from a few suppliers. Although agreements with our suppliers generally contain pass-through price adjustments, we may experience increasing costs or reduced scrap sales due to changing material prices and timing. Furthermore, our suppliers’ inability to handle raw material cost increases may lead to delivery delays, additional costs, production issues, or quality issues with our suppliers in the future and, accordingly, could have a material adverse effect on our business, financial condition, and results of operations.

Although we also maintain pass-through arrangements with most of our customers, we may not always be able to effectively offset all of our increased raw material costs. Our ability to pass through increased raw material costs to our customers may be limited, and the recovery may be less than our cost or on a delayed basis, which impacts our operating income. These pricing pressures put significant operational and financial burdens on us and our suppliers. Our suppliers’ inability to absorb raw material cost increases may lead to delivery delays, additional costs, production issues or quality issues with suppliers in the future. To the extent we are unable to offset raw material and commodity price increases and fluctuations by passing price increases to our customers, such price fluctuations or delays could have a material adverse effect on our business, financial condition, and results of operations.

Our relationships with key third-party suppliers could be damaged or terminated.

We obtain raw materials and components from third-party suppliers. We typically source raw materials or components from single suppliers. Although we are generally able to substitute suppliers for raw materials and components without material short-term costs, in some cases it could be difficult and expensive for us to change suppliers. Various factors could result in the termination of our relationship with any supplier or the inability of suppliers to continue to meet our requirements on favorable terms. For example, volatility in the political or financial markets and uncertainty in the automotive sector could negatively impact the financial viability of certain key third-party suppliers. Severe financial difficulties at any of our suppliers could result in us being unable to obtain, on a timely basis and on similar economic terms, the quantity and quality of components and raw materials we require for the production of our products. In response to financial pressures, suppliers may also exit certain business lines or change the terms on which they are willing to provide raw materials and components to us. The loss of or damage to our relationships with these suppliers or any delay in receiving raw materials and components could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, financial condition, and results of operations.

We could be materially adversely affected by any failure to maintain a competitive cost structure.

We believe that our strong operating margins and cash flow generation are the result of our strong customer relationships, innovative metal forming process technologies, broad product portfolio and disciplined capital investment approach. There are many factors that could affect our ability to manage our cost structure that we are not able to control, including the need for unexpected significant capital expenditures and unexpected changes in commodity or component pricing that we are unable to pass on to our customers. As a result, we may be unable to manage our operations to profitably meet current and expected market demand. Additionally, we have substantial indebtedness of approximately $1,961.8 million as of December 31, 2014. Our inability to maintain our cost structure could adversely impact our operating margins and our results of operations.

We may incur significant costs if we close any of our manufacturing facilities.

We may, from time to time, close high cost or less efficient manufacturing facilities. If we must close any of our facilities because of the consolidation of facilities, loss of business, or cancellation of Programs for which we manufacture products, the employee severance, asset retirement and other costs to close these facilities may be significant. In certain locations where our facilities are subject to leases, we may continue to incur significant costs in accordance with the existing lease terms. We may be unsuccessful in renegotiating these leases or we may need to make large settlements or take other actions to terminate our leases. We attempt to align production capacity with demand; however, we cannot provide any assurance that we will not close manufacturing facilities in the future, which could result in adverse publicity and have a material adverse effect on our business, financial condition, and results of operations.

We may incur significant costs at our facility in Sandusky, Ohio.

We currently manufacture wheel bearings for a large OEM customer at our facility in Sandusky, Ohio (the “Sandusky facility”). As part of our customer contract, we currently receive labor subsidies from this OEM customer which are scheduled to expire in September 2015. Concurrently with such expiration, our union contract at the Sandusky facility will expire. Although we are working to re-negotiate this union contract before expiration, we may be unsuccessful in doing so, which may cause significant labor disruptions or we may have to discontinue operations at the Sandusky facility in the future. We may operate the Sandusky facility for a period of time with losses if we are unable to generate enough new revenue from current or new customers to offset known business attrition. Further, we may operate the facility at losses for a period of time while we implement wind down and closure.

If we cease operations at the Sandusky facility, we may incur closure costs such as employee severance, asset disposition and other costs. For example, the lease term of the Sandusky facility continues to 2033 at approximately $4 million per year in lease payments. We may be unsuccessful in renegotiating the Sandusky facility lease or we may need to make settlements or take other actions to terminate this lease and related obligations. The closure of the Sandusky facility could also result in adverse publicity or labor disruptions, and have a material adverse effect on our business, financial condition, and results of operations.

A failure of or disruptions in our information technology (“IT”) networks and systems, or the inability to successfully implement upgrades to our enterprise resource planning (“ERP”) systems, could have a material adverse effect on our business.

We rely upon IT networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes or activities. Additionally, we and certain of our third-party vendors collect and store personal information in connection with human resources operations and other aspects of our business. The secure operation of these IT networks and systems and the proper processing and maintenance of this information are critical to our business operations. Despite the implementation of security measures, our IT systems are at risk to damages from computer viruses, unauthorized access, cyber-attack and other similar disruptions. The occurrence of any of these events could compromise our networks, and the information stored there could be accessed, publicly disclosed or lost. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, the disruption of our operations or damage to our reputation. We may also be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. Any of these issues could have a material adverse effect on our business, financial condition, and results of operations.

Further, we plan to expand and update our networks and systems in the normal course and in response to the changing needs of our business, which may include a new ERP system to upgrade our operating and financial systems. Should the systems not be implemented successfully, or if the systems do not perform in a satisfactory manner once implementation is complete, our business and operations could be materially adversely affected.

We are subject to environmental and safety requirements and risks as a result of which we may incur significant costs, liabilities and obligations.

We are subject to a variety of environmental and safety laws, regulations, initiatives, and permits that govern, among other things: activities or operations that may have an adverse environmental effect; soil, surface water and groundwater contamination; the generation, storage, handling, use, disposal and transportation of hazardous materials and hazardous waste; the emission and discharge of materials, including greenhouse gases into the environment; and health and safety. Failure to comply with these laws, regulations or permits could result in fines or sanctions, obligations to investigate or remediate existing or potential contamination, third-party property damage claims, personal injury claims, or modification or revocation of operating permits and may lead to temporary or permanent business interruptions. Environmental laws, regulations, and permits, and the enforcement thereof, change frequently, and have tended to become increasingly stringent over time, which may necessitate substantial capital expenditures or operating costs or may require changes of production processes. Compliance with the requirements of laws and regulations affect ongoing operations and may increase capital costs and operating expenses, particularly if the applicable laws and regulations become increasingly stringent or more stringently enforced in the future. In addition, we may be required to use different materials in our production due to changing environmental restrictions or due to customer specifications. Material substitution may cause us to incur additional capital and operating costs.

We endeavor to conduct our operations according to all legal requirements, but we may not be in complete compliance with such laws and regulations at all times. We use, and in the past have used, hazardous materials and we generate, and in the past have generated, hazardous wastes. In addition, many of the locations that we own or operate used hazardous materials either before or after we began operating at those locations. We may be subject to claims under international, federal and state statutes, and/or common law doctrines for personal injury, property damages, natural resource damages and other damages, as well as the investigation and clean up of soil, surface water, groundwater, and other media. Such claims may arise out of current or former activities at sites that we own or operate currently, as well as at sites that we owned or operated in the past, and at contaminated sites that have always been owned or operated by third parties. Our liability for such claims may be joint and several, so that we may be held responsible for more than our share of the remediation costs or other damages, or even for the entire cost without being entitled to claim compensation from third parties. We have from time to time been subject to claims arising out of contamination at our own and other facilities and may incur such liabilities in the future. Our costs, liabilities, and obligations relating to environmental matters may have a material adverse effect on our business, financial condition, and results of operations.

We are subject to governmental regulations that are already extensive and are growing, which will increase our costs.

We and the automotive industry as a whole are subject to a variety of federal, state, local, and international laws and regulations, including those relating to the reporting of certain claims, and those affecting taxes and levies, healthcare costs, and safety and international trade and immigration, among other things, all of which may have a direct or indirect effect on our business. In addition, compliance with complex U.S. and international laws and regulations that apply to our international operations increases our cost of doing business and in some cases restricts our ability to conduct business. These regulations are numerous and sometimes conflicting, and include import and export laws, sanctioned country restrictions, competition (or antitrust) laws, anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the U.K. Bribery Act, data privacy requirements, tax laws, and accounting requirements. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against us, our officers or our employees, as well as prohibitions on the conduct of our business and on our ability to offer our products in one or more countries, and could have a material adverse effect on our business, financial condition, and results of operations.

We could be adversely impacted by climate change and related energy legislation and regulation.

Foreign, federal, state and local regulatory and legislative bodies have proposed various legislative and regulatory measures relating to climate change, regulating greenhouse gas emissions and energy policies. Due to the uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, we cannot currently determine the effect such legislation and regulation may have on our operations or on the production of, or demand for, vehicles. Additionally, our OEM customers are subject to significant environmentally focused state, federal, international and foreign laws and regulations that regulate vehicle emissions, fuel economy and other matters related to the environmental impact of vehicles. To the extent that such laws and regulations ultimately increase or decrease automotive vehicle production, such laws and regulations could have a material adverse effect on our business, financial condition, and results of operations.

In addition, the physical occurrence of severe weather conditions or one or more natural disasters, whether due to climate change or naturally occurring, such as tornadoes, hurricanes and earthquakes in any country in which we operate or in which our suppliers or customers are located could have a material adverse effect on our business, financial condition and results of operations. Such events could result in:

•	physical damage to and complete or partial closure of one or more of our or our customers’ manufacturing facilities;

•	temporary or long-term disruption in the supply of raw materials from our suppliers;

•	disruptions to our production or ability of our employees to work efficiently; and/or

•	disruptions or delays in the transport of our products to our customers or their vehicles to their customers.

We may incur material costs related to legal proceedings.

From time to time we are involved in legal proceedings, claims, or investigations that are incidental to the conduct of our business. Some of these proceedings could allege damages against us relating to product warranties, environmental liabilities, regulatory violations, taxes, employment matters, intellectual property infringement, or commercial or contractual disputes. Estimated warranty costs related to product warranties are accrued once the liability has become both probable and reasonably estimable, and we do not maintain insurance for nonconforming products in the United States. We may incur substantial warranty expense related to existing or new products now or in the future or expansion in customer warranty programs. We cannot ensure that the costs, charges, and liabilities associated with legal proceedings, claims, or investigations will not be material or that those costs, charges, and liabilities will not exceed any related amounts accrued in our financial statements or be mitigated in any way by insurance. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us.

We are currently, and may in the future become, subject to legal proceedings and commercial or contractual disputes. These claims typically arise in the normal course of business and may include commercial or contractual disputes with our customers and suppliers, intellectual property matters, personal injury, product liability, environmental, safety, and employment claims. These proceedings and claims may have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Workforce

Our ability to operate effectively could be impaired if we are unable to recruit and retain key personnel.

Our success depends, in part, on the efforts of our executive officers and other key senior managers and employees. In addition, our continued success depends in part on our ability to recruit, retain, and motivate highly skilled sales, manufacturing, and engineering personnel. Competition for skilled employees in our industry is intense, and we may not be able to successfully recruit, train, or retain qualified personnel. If we fail to recruit and retain the necessary personnel, our ability to obtain new customers and retain existing customers, develop new products, and provide acceptable levels of customer service could suffer, which could have a material adverse effect on our business, financial condition, and results of operations.

We have entered into employment agreements with certain of our key personnel. However, we cannot ensure that these individuals will stay with us. If any of these persons were to leave our company, it could be difficult to replace them, and our operations, ability to manage day-to-day aspects of our business and efforts to improve our cost competitiveness may be impaired, which could have a material adverse effect on our business, financial condition and results of operations.

Any failure to maintain satisfactory labor relations could subject us to work stoppages.

Approximately 23% of our employees are members of U.S. industrial trade unions working under the terms of collective bargaining agreements, and approximately 16% of our employees are members of international workers councils. There can be no assurance that future negotiations with our labor unions will be resolved favorably or that we will not experience a work stoppage or other disruptions. Certain terms contained in existing collective bargaining agreements may reduce our flexibility, or result in increased labor costs, to close or repurpose our manufacturing facilities. In addition, there can be no assurance that future negotiations will not result in labor cost increases or other terms and conditions. Any of these occurrences could have a material adverse effect on our business, financial condition, and results of operations.

We face pension and other postretirement benefit obligations.

Although most of our legacy pension and other postretirement benefit obligations were eliminated through our prior restructuring processes, we have limited pension and other postretirement benefit obligations to certain of our associates and retirees. Our ability to satisfy the funding requirements associated with our pension and other postretirement benefit obligations to our employees and retirees will depend on our cash flow from operations and our ability to access credit and the capital markets. The funding requirements of these benefit plans and the related expense reflected in our financial statements are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including government regulation. For example, the pensions regulator in the United Kingdom has power in certain circumstances to issue contribution notices (“CNs”) or financial support directions (“FSDs”) in respect of the underfunded United Kingdom defined benefit pension scheme (the “U.K. DB Plan”) which, if issued, could result in additional liabilities. Liabilities imposed under a CN or a FSD may equal the difference between the value of the assets of the U.K. DB Plan and the cost of buying out the benefits of participants of the U.K. DB Plan. In practice, the risk of a CN being imposed may inhibit our freedom to undertake certain corporate activities without first seeking the agreement of the trustees of the U.K. DB Plan. Additional security may need to be provided to the trustees of the U.K. DB Plan before certain corporate activities can be undertaken (such as the payment of an unusual dividend) and any additional funding of the U.K. DB Plan may have an adverse effect on our financial condition and the results of our operations. We also have unfunded or underfunded pension obligations in the U.S., Germany, France, Korea and Spain where similar changes in regulations or governmental actions could cause additional funding requirements.

Key assumptions used to value our benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate, the expected long-term rate of return on pension assets, the health care cost trend rate and assumptions underlying actuarial methods. If the actual trends in these factors are less favorable than our assumptions, we may have to contribute cash to fund our obligations under these plans, thereby reducing the funds available to fund our operations, which could have a material adverse effect on our business, financial condition, and results of operations. As of December 31, 2014, the funded status of our pension plans was an obligation totaling $36.9 million.

Risks Related to the Global Nature of Our Company

We are subject to risks related to our global operations.

For the year ended December 31, 2014, 38% of our net sales were derived from sales to customers outside the United States. We have manufacturing facilities in Brazil, China, the Czech Republic, France, Germany, Mexico, South Korea, Spain and the United Kingdom, and a joint venture in India, all of which accounted for 24% of our net sales for the same period. We also sell our products to customers in countries in which we do not have manufacturing facilities, such as Canada, Austria, Sweden, Hungary, and Italy. Our global operations are subject to various risks, including:

•	currency exchange rate and interest rate fluctuations;

•	exposure to local economic conditions;

•	exposure to local political conditions, including expropriation of our facilities and nationalization by a government;

•	compliance with export control provisions in several jurisdictions, including the United States, the European Union and China;

•	changes in laws and regulations, including the laws and policies of the United States and other countries affecting trade and foreign investment;

•	transport availability and costs;

•	changes in tax law (including as related to the Combination);

•	unexpected changes in regulatory requirements;

•	exposure to liabilities under the FCPA, the U.K. Bribery Act and similar laws;

•	government imposed investment and other restrictions or requirements;

•	exposure to local social unrest, including any resultant acts of war, terrorism or similar events;

•	exposure to local public health issues and the resultant impact on economic and political conditions;

•	increased risk of corruption;

•	hyperinflation in certain countries;

•	increased reliance on local suppliers that have not proven their ability to meet our requirements;

•	the risk of government-sponsored competition;

•	difficulty enforcing agreements and collecting receivables through certain legal systems;

•	variations in protection of intellectual property and other legal rights;

•	more expansive legal rights of labor unions;

•	social laws that prohibit or make cost-prohibitive certain restructuring actions;

•	adverse weather and natural disasters, such as heavy rains and flooding;

•	increases in working capital requirements related to long supply chains or regional terms of business;

•	controls on the repatriation of cash, including the imposition or increase of withholding and other taxes on remittances and other payments by our subsidiaries; and

•	foreign currency exchange controls, export and import restrictions, such as antidumping duties, tariffs and embargoes, including restrictions promulgated by the Office of Foreign Assets Control of the United States Department of the Treasury, and other trade protection regulations.

As we continue to expand our business globally, our success will depend in large part on our ability to anticipate and effectively manage these and other risks associated with our global operations. However, any of these factors could adversely affect our global operations and, consequently, have a material adverse effect on our business, financial condition, and results of operations.

Expanding our global operations and entering new geographic markets pose competitive threats and commercial risks.

As part of our long-term growth strategy, we seek to further expand our operations globally and enter into new geographic markets. Such growth requires investments and resources that may not be available to us as needed. We cannot guarantee that we will be successful in our global expansion and, if we sign new contracts, we cannot guarantee that we will meet the needs of these customers and compete favorably in these markets. If these customers experience reduced demand for their products or financial difficulties, our future prospects will be negatively affected as well, and we may not be able to recover the costs associated with such efforts, which could have a material adverse effect on our business, financial condition, and results of operations.

Foreign exchange rate fluctuations may affect the Company’s ability to realize projected growth rates in sales and earnings.

As a result of our global operations, we generate a significant portion of our sales and incur a significant portion of our expenses in currencies other than the U.S. dollar. To the extent that we have significantly more costs than sales generated in a currency other than the U.S. dollar, we are subject to risk if the currency in which our costs are paid appreciates against the currency in which we generate sales because the appreciation effectively increases our cost in that country. We may selectively employ derivative instruments to reduce our foreign currency exchange risk and generally hold most of our foreign cash in U.S. dollars. This strategy and these instruments may be ineffective or may not offset more than a portion of the adverse financial impact resulting from foreign currency variations. Additionally, the financial condition, results of operations and cash flows of some of our operating entities are reported in currencies other than the U.S. dollar and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. As a result, appreciation of the U.S. dollar against these other currencies generally will have a negative impact on our reported sales and profits while depreciation of the U.S. dollar against these other currencies will generally have a positive effect on reported sales and profits. Our primary currency exposures are the Euro, Mexican Peso, Korean Won and Chinese Renminbi. Any significant decline in the value of these currencies as compared to the U.S. dollar may have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Being a Public Company, Our Capital Structure and Our Organizational Structure

Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act and we have identified a material weakness, and our failure to remediate the material weakness and achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, financial condition and results of operations.

As a privately held company, we were not required to document or test our compliance with financial controls on a periodic basis in accordance with Section 404. Furthermore, we have not tested our internal controls in accordance with Section 404 and, due to our lack of documentation, such a test would not be possible to perform at this time. As a newly-public company, we are required to comply with the Securities and Exchange Commission’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Although we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the end of 2015.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. For example, we identified a material weakness in our internal controls over financial reporting in 2014 related to inadequate controls around program change, system access, computer operations, and system development for certain IT systems that management relies upon for preparation and review of financial information. We are in the process of remediating the material weakness, however we will not be able to conclude that the material weakness has been remediated until we complete our annual management assessment of the effectiveness of our internal control over financial reporting proscribed by Section 404. We are in the early stages of addressing our internal control procedures to satisfy the requirements of Section 404. In addition, we are incurring additional costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with enhancing and integrating our IT control framework and hiring additional accounting and administrative staff.

If we are not able to remediate our material weakness or implement the requirements of Section 404 in a timely manner or with adequate compliance or if we identify additional material weaknesses in the future, our independent registered public accounting firm may not be able to attest to the effectiveness of our internal control over financial reporting. In addition, if we are unable to remediate our existing or any future material weaknesses and maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis, may suffer adverse regulatory consequences or violations of applicable stock exchange listing rules, and may breach the covenants under our credit facilities. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements and we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission or other regulatory authorities, which could require additional financial and management resources.

We have incurred, and will continue to incur, increased costs and obligations as a result of being a public company.

As a publicly traded company, we are incurring significant legal, accounting, and other expenses that we were not required to incur in the recent past. We are required to file with the Securities and Exchange Commission annual and quarterly information and other reports and maintain the ability to prepare financial statements that are fully compliant with all Securities and Exchange Commission reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the requirements of the New York Stock Exchange (“NYSE”), and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which will impose significant compliance obligations upon us. These additional costs and obligations relate to:

•	the preparation and distribution periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and applicable NYSE rules;

•	creation or expansion of the roles and duties of our board of directors and committees of the board;

•	instituting more comprehensive financial reporting and disclosure compliance functions;

•	supplementing our internal accounting, internal controls, auditing and reporting function, including hiring additional staff with expertise in accounting and financial reporting for a public company;

•	enhancing and formalizing closing procedures at the end of our accounting periods;

•	enhancing our internal audit and tax functions;

•	enhancing our investor relations function;

•	establishing new internal policies, including those relating to disclosure controls and procedures; and

•	involving and retaining to a greater degree outside counsel, accountants and other consultants in the activities listed above.

These changes require a significant commitment of additional resources and many of our competitors already comply with these obligations. We may not be successful in implementing these procedures, and the significant commitment of resources required for implementing them could adversely affect our business, financial condition, and results of operations. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired, and we could suffer adverse regulatory consequences or violate NYSE listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

The changes necessitated by becoming a public company require a significant commitment of resources and management oversight that has increased and may continue to increase our costs and might place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns.

If we are unable to offset these costs through other savings, then it could have a material adverse effect on our business, financial condition, and results of operations.

The price of our common stock may be volatile.

Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock regardless of our results of operations. The trading price of our common stock is likely to be highly volatile and could be subject to wide price fluctuations in response to various factors, including, among other things, the risk factors described herein, and other factors beyond our control. Factors affecting the trading price of our common stock could include:

•	market conditions in the broader stock market;

•	actual or anticipated variations in our quarterly financial and operating results;

•	variations in operating results of similar companies;

•	introduction of new services by us, our competitors or our customers;

•	issuance of new, negative or changed securities analysts’ reports, recommendations or estimates;

•	investor perceptions of us and the industries in which we or our customers operate;

•	sales, or anticipated sales, of our stock, including sales by existing stockholders;

•	additions or departures of key personnel;

•	regulatory or political developments;

•	stock-based compensation expense under applicable accounting standards;

•	litigation and governmental investigations; and

•	changing economic conditions.

These and other factors may cause the market price and demand for shares of our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. Securities litigation against us, regardless of the merits or outcome, could result in substantial costs and divert the time and attention of our management from our business, which could significantly harm our business, profitability and reputation.

Future sales of our common stock or securities convertible into or exchangeable for common stock could depress the market price of our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. Shares held by our directors, executive officers and American Securities are eligible to be sold in the public market after June 9, 2015 when the lock-up period from the IPO expires, subject to the requirements of Rule 144. American Securities also has demand registration rights which it could exercise after the expiration of the lock-up period. In addition, Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of the underwriters of the IPO, may, in its sole discretion and without notice, release all or any portion of the shares subject to lock-up agreements prior to expiration of the lock-up period. Subject to the terms of the lock-up agreements, we also may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to or could sell shares, could reduce the market price of our common stock. Any decline in the price of shares of our common stock could impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

We have elected to take advantage of the “controlled company” exemption to the corporate governance rules for publicly-listed companies, which could make our common stock less attractive to some investors or otherwise harm our stock price.

Because we qualify as a “controlled company” under the corporate governance rules for publicly-listed companies, the majority of our directors are not independent, and our compensation committee and nominating and corporate governance committee are not comprised entirely of independent directors. Accordingly, should the interests of American Securities, as our controlling stockholder, differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for publicly-listed companies. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

American Securities independently has substantial control over us and will be able to influence corporate matters with respect to us. American Securities may have interests that differ from our interests and from those of our other stockholders.

American Securities directly or indirectly holds approximately 78.5% of the voting power of our outstanding common stock. As a result, American Securities will be able to strongly influence the election of our directors and potentially control the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales, and other significant corporate transactions.

The interests of American Securities may not coincide with the Company’s or the best interests of other holders of our common stock. This concentration of voting power could also have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to the stockholders of our common stock.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.

As of December 31, 2014, we had total indebtedness of $1,961.8 million, including $1,340.0 million in aggregate principal amount of indebtedness under the Term Loan Facility and $600.0 million aggregate principal amount of the Senior Notes, and an additional $234.4 million of borrowing capacity available under the Revolving Credit Facility after giving effect to $15.6 million of outstanding letters of credit. This high level of indebtedness could have significant negative consequences, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing funds available for working capital, capital expenditures, acquisitions, selling and marketing efforts, product development, future business opportunities and the ability to pay any future dividends;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including and most significantly borrowings under the Senior Credit Facilities, are at variable rates of interest;

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing such indebtedness;

•	limiting our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, product development and other corporate purposes;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; and

•	limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

The occurrence of any one or more of these events could have a material adverse effect on our business, financial condition, and results of operations. If we add new debt to our outstanding debt levels, the risks related to our indebtedness would increase.

We, our customers, or our suppliers may be unable to obtain and maintain sufficient debt financing, including working capital lines.

Interest rate fluctuations, financial market volatility and global credit market disruptions have made, and may continue to make, it difficult for companies to raise and maintain necessary operating liquidity. While we believe we have sufficient liquidity to operate, there can be no assurance that we will continue to have such ability. Our working capital requirements can vary significantly depending, in part, on the level, variability and timing of the worldwide vehicle production of our OEM customers and the payment terms with our customers and suppliers. Our liquidity could be adversely impacted if circumstances arose causing our suppliers to suspend trade credit terms and require payment in advance or payment upon delivery. In addition, we may be required to raise capital from other sources, which may not be available to us on satisfactory terms and in adequate amounts, if at all.

Many of our customers and suppliers require significant financing to operate their businesses. Longer-term disruptions in the credit markets could further adversely affect our customers by making it increasingly difficult for them to obtain financing for their businesses and for their customers to obtain financing for vehicle purchases. If capital is not available to our customers and suppliers, or if its cost is prohibitively high, their businesses would be negatively impacted, which could result in their restructuring or even reorganization or liquidation under applicable bankruptcy laws. As a result, the need of our customers for, and their ability to purchase, our products may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. Any inability of our customers to pay us for our products and services, or any demands by suppliers for different payment terms, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our suppliers may not be successful in generating sufficient sales or securing alternate financing arrangements and therefore may no longer be able to supply goods and services to us. In that event, we would need to find alternate sources of these goods and services, and there is no assurance that we would be able to find such alternate sources on favorable terms, if at all. Any such disruption in our supply chain could adversely affect our ability to manufacture and deliver our products on a timely basis, which in turn could have a material adverse effect on our business, financial condition, and results of operations.

We cannot assure you that we will pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock.

Our ability to pay cash dividends on our common stock is subject to our compliance with applicable law, and depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements, business prospects and other factors that our board of directors may deem relevant. Our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization or agreements of our subsidiaries, including agreements governing the Senior Credit Facilities and the Senior Notes. Future agreements may also limit our ability to pay dividends. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence paying dividends.

Some provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may deter third parties from acquiring us and diminish the value of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws provide for, among other things:

•	restrictions on the ability of our stockholders to call a special meeting and the business that can be conducted at such meeting;

•	prohibition on the ability of our stockholders to remove directors elected by the holders of our common stock without cause;

•	our ability to issue additional shares of common stock and to issue preferred stock with terms that the board of directors may determine, in each case without stockholder approval (other than as specified in our amended and restated certificate of incorporation);

•	the absence of cumulative voting in the election of directors;

•	supermajority approval requirements for amending or repealing provisions in the amended and restated certificate of incorporation;

•	a classified board of directors;

•	a prohibition on action by written consent of stockholders following the date when American Securities ceases to beneficially own a majority or more of our outstanding shares of common stock; and

•	advance notice requirements for stockholder proposals and nominations.

These provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay, or prevent a transaction involving a change in control of our company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to our board of directors and take other corporate actions.

Our amended and restated certificate of incorporation provides that, subject to certain exceptions, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by, or any wrongdoing by, any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation (including as it may be amended from time to time) or our bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws, or (v) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to a number of different tax uncertainties, which could have a material adverse effect on our results of operations.

We are required to pay taxes in multiple jurisdictions. We determine the tax liability we are required to pay based on our interpretation of applicable tax laws and regulations in the jurisdictions in which we file. We may be subject to unfavorable changes, including retroactive changes, in the tax laws and regulations to which we are subject. We are subject to tax audits by governmental authorities in the United States and numerous non-U.S. jurisdictions, which are inherently uncertain. Changes in tax laws or regulations or the interpretation given to them may expose us to negative tax consequences, including interest payments and potential penalties, which could have a material adverse effect on our business, financial condition, and results of operations.

The mix of profits and losses in the various jurisdictions in which we conduct our business may adversely impact our overall tax rate.

Our overall effective tax rate is equal to our total tax expense as a percentage of our income or loss before tax. However, tax expenses and benefits are determined separately for each of our taxpaying entities or groups of entities that are combined for tax purposes in each jurisdiction. Losses in such jurisdictions may provide no current financial statement tax benefit. As a result, changes in the mix of projected profits and losses among jurisdictions could have a significant impact on our overall effective tax rate, which could have a material adverse effect on our business, financial condition, and results of operations.

The Combination and the related integration could divert management’s attention from our operations and executing our strategy and be disruptive to our operations. We may not be successful in integrating the administrative operations of these companies.

The process of integrating the administrative operations of HHI, Metaldyne, and Grede may continue to require a disproportionate amount of resources and management attention. Our management team may encounter unforeseen difficulties in managing the integration of these businesses. To successfully combine and operate these businesses, our management team will need to continue to focus on realizing anticipated benefits on a timely basis while maintaining customer relationships and the efficiency of our operations. Any substantial diversion of management attention or difficulties in operating the combined business could adversely affect our sales and ability to achieve operational, financial and strategic objectives, which could have a material adverse effect on our business, financial condition, and results of operations.

The integration process is complex and the difficulties of combining the operations of these companies include:

•	managing a significantly larger and more global company;

•	creating uniform standards, controls, procedures, policies and information systems and minimizing the costs associated with such matters;

•	integrating information, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems;

•	retaining customers and key suppliers;

•	retaining key employees;

•	integrating personnel from different companies while maintaining focus on providing consistent, high-quality products and customer service;

•	unanticipated changes in applicable laws and regulations; and

•	unforeseen issues, liabilities, expenses or delays associated with the integration.

Any of the above difficulties could adversely affect our ability to successfully integrate the businesses and maintain relationships with customers, suppliers, and employees. If we are not successful in completing the integration of the businesses, if the integration takes longer or is more complex or expensive than anticipated, or if we cannot operate the combined businesses as effectively as we anticipate, it could harm our operating performance, margins, sales and reputation and could have a material adverse effect on our business, financial condition, and results of operations.

We may not achieve the anticipated benefits from the Combination.

As a result of the Combination, we expect to leverage certain cross-selling opportunities, professional service fees, and purchasing volume while gaining operational synergies across our global platform. In connection with pursuing these benefits, we may incur costs that are in excess of the realized savings and those costs may be borne in advance of achieving any incremental savings. A variety of factors could cause us not to achieve the benefits we anticipate, or could have an adverse effect on our business. We could also experience higher than historical turnover or be required to incur employee retention costs. Additional factors include:

•	higher than expected or unanticipated costs to implement the Combination and to operate the business;

•	inadequate resources to implement the Combination and to operate the business;

•	our inability to effectively capture global platforms;

•	our inability to cross-sell our products and technologies into different markets;

•	our inability to leverage geographic footprint and distribution channels; and

•	our inability to leverage corporate or administrative expenses.

As a result, we may not achieve our expected benefits in the time anticipated, or at all. If we are unable to achieve such benefits, or if our costs are in excess of the realized savings, it could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We are headquartered in Plymouth, Michigan in a 38,000 square foot facility. This facility is utilized for management offices as well as certain customer service, engineering, human resources, information technology, finance, and treasury functions. Our manufacturing is conducted in 56 production facilities strategically located close to our customers’ operations in 11 countries throughout North and South America, Europe, and Asia. Our 61 worldwide locations also support sales, engineering, administrative, and distribution functions. Approximately 38 of our facilities are leased or subject to land leases. We believe that our facilities are suitable and adequate to meet our current and reasonably anticipated needs.

The table below highlights our locations across the world.

Region	Segment	Location	Primary Process Description
North America	Grede	Bessemer, AL	Iron Casting
	Grede	Bessemer, AL	Foam Pattern Molding
	Grede	Brewton, AL	Iron Casting
	Grede	Columbiana, AL	Iron Casting
	Grede	New Castle, IN	Iron Casting
	Grede	Kingsford, MI	Iron Casting
	Grede	Southfield, MI	Administrative / Finance
	Grede	St. Cloud, MN	Iron Casting
	Grede	Biscoe, NC	Iron Casting
	Grede	Biscoe, NC	Machining
	Grede	Berlin, WI	Iron Casting
	Grede	Browntown, WI	Iron Casting
	Grede	Menomonee Falls, WI	Machining
	Grede	Oconomowoc, WI	Machining
	Grede	Reedsburg, WI	Iron Casting
	Grede	Wauwatosa, WI	Iron Casting
	Grede	Apodaca, Mexico	Iron Casting
	Grede	El Carmen, Mexico	Iron Casting
	HHI	Fort Smith, AR	Assembly & Distribution
	HHI	Paris, AR	Machining & Assembly
	HHI	Subiaco, AR	Powder Metal & Machining
	HHI	Bolingbrook, IL	Machining & Assembly
	HHI	Chicago, IL	Forging
	HHI	Chicago, IL	Forging
	HHI	Naperville, IL	Assembly
	HHI	Columbus, IN	Forging
	HHI	Columbus, IN	Forging
	HHI	Remington, IN	Forging
	HHI	Coldwater, MI	Forging
	HHI	Fraser, MI	Forging & Machining
	HHI	Royal Oak, MI	Forging
	HHI	Troy, MI	Forging
	HHI	Sandusky, OH	Machining & Assembly
	HHI	Aguascalientes, Mexico	Warehouse
	Metaldyne	Bluffton, IN	Machining & Assembly
	Metaldyne	Fremont, IN	Machining & Assembly
	Metaldyne	North Vernon, IN	Powder Metal & Machining
	Metaldyne	Litchfield, MI	Machining & Assembly
	Metaldyne	Plymouth, MI	Headquarters, Sales / Engineering
	Metaldyne	Warren, MI	Tooling
	Metaldyne	Twinsburg, OH	Aluminum Die Casting
	Metaldyne	Ridgeway, PA	Powder Metal & Machining
	Metaldyne	St. Marys, PA	Powder Metal & Machining
	Metaldyne	Ramos Arizpe, Mexico	Powder Metal & Machining

South America	Metaldyne	Indaiatuba, Brazil	Powder Metal & Machining

Europe	Metaldyne	Oslavany, Czech Republic	Machining & Assembly
	Metaldyne	Zbysov, Czech Republic	Machining & Assembly
	Metaldyne	Halifax, England	Machining & Assembly
	Metaldyne	Decines, France (Lyon #2)	Machining & Assembly
	Metaldyne	Lyon, France	Machining & Assembly
	Metaldyne	Dieburg, Germany	Sales / Engineering
	Metaldyne	Nurnberg, Germany	Machining & Assembly
	Metaldyne	Zell, Germany	Forging & Machining
	Metaldyne	Kopstal, Luxembourg	Administrative / Finance
	Metaldyne	Barcelona, Spain	Machining & Assembly
	Metaldyne	Valencia, Spain	Powder Metal

Asia	HHI	Huzhou City, China (JV)	Forging
	Metaldyne	Suzhou, China	Powder Metal, Aluminum Die Casting, Machining & Assembly
	Metaldyne	Jamshedpur, India (JV)	Machining & Assembly
	Metaldyne	Yokohama, Japan	Sales / Engineering
	Metaldyne	Pyeongtaek, South Korea	Machining & Assembly

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are subject to various legal actions and claims incidental to our business, including those arising out of breach of contracts, product warranties, regulatory matters, intellectual property, and employment-related matters. It is our opinion that the outcome of such matters will not have a material adverse impact on our consolidated financial position, results of operations, or cash flows. However, the final amounts required to resolve these matters could differ materially from our recorded estimates. See Note 20 of the notes to the consolidated financial statements contained within “Item 8. Financial Statements and Supplementary Data.”

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

The Company’s common stock began trading on the NYSE under the symbol MPG on December 12, 2014. For the period from December 12, 2014 to December 31, 2014, the high and low stock prices of our common stock, as reported by the NYSE, were $17.59 and $14.57, respectively.

As of March 12, 2015, there were 63 holders of record of our common stock.

Dividends

The following sets forth information regarding all dividends declared or paid by us since our formation on June 9, 2014:

On March 10, 2015, our board of directors declared a dividend of 9 cents per share. The dividend is payable on May 26, 2015 to stockholders of record as of May 12, 2015.

Our ability to pay dividends is restricted under our indenture agreements. The indenture agreements restrict the payment of dividends except (i) to pay reasonable estimated amount of taxes as long as not prohibited by applicable laws, (ii) to pay legal, accounting, and reporting expenses, (iii) to pay general and administrative costs and expenses, and reasonable directors fees, and expenses, (iv) to repurchase stock owned by employees, (v) for management or similar fees, (vi) to pay franchise or similar taxes to maintain corporate existence and (vii) to pay dividends up to $30.0 million or 6% of the net cash proceeds from an underwritten public offering of our common stock. For additional information regarding the indenture agreements, see Note 11 of the notes to the consolidated financial statements contained within “Item 8. Financial Statements and Supplementary Data.”

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2014
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
	(In millions)			(In millions)
Equity compensation plans approved by stockholders	—	—		—
Equity compensation plans not approved by stockholders (1)	7.3	$10.54	(2)	3.5

(1)	Represents awards issued under plans authorized by our board of directors prior to the IPO.
(2)	Weighted-average exercise price for 6.4 million options outstanding; excludes restricted share awards.

Performance Graph

The line graph below compares the cumulative total stockholder return on the S&P Mid Cap 400 Index, Metaldyne Performance Group Inc. and a peer group of companies for the period from December 12, 2014 to December 31, 2014, assuming a fixed investment of $100 made at the respective closing prices on December 12, 2014 and the reinvestment of cash dividends.

	December 12, 2014	December 31, 2014
MPG	$100.00	$114.89
S&P MID CAP 400 Index	100.00	103.57
Peer Group (1)	100.00	105.54

(1)	The peer group consisted of BorgWarner Inc., Delphi Automotive PLC, American Axle and Manufacturing Holdings Inc., Linamar Corp, Dana Holding Corporation, and Magna International.

RECENT SALES OF UNREGISTERED SECURITIES

The following sets forth information regarding all unregistered securities sold by us since our formation on June 9, 2014:

In connection with our formation, the Registrant issued 1,000 shares (the “Initial Subscription”) in return for an initial capital contribution of $1,000 to affiliates of American Securities LLC. In connection with the reorganization of ASP HHI Holdings, Inc., ASP MD Holdings, Inc. and ASP Grede Intermediate Holdings LLC on August 4, 2014 (the “Combination”), the Registrant issued certain additional shares in respect of such Initial Subscription in order to properly reflect the ownership of the Company following the Combination.

In connection with the Combination, on August 4, 2014, existing shares of ASP HHI Holdings, Inc. and ASP MD Holdings, Inc. and member interests of ASP Grede Intermediate Holdings LLC were converted into shares of the Registrant’s common stock, and the Registrant issued 13,414,652 shares of common stock to such stockholders or members, as applicable. Further, in connection with the Combination, the outstanding stock-based compensation awards were converted into options to purchase 978,007 shares of the Registrant’s common stock. In each case, the issuance of these securities was deemed to be exempt from registration in reliance on Rule 4(a)(2) of the Securities Act. In connection with the Combination, on August 4, 2014, the Registrant entered into award agreements with certain of its officers and employees pursuant to which it granted shares of its common stock having an aggregate value of $8,250,000 following the consummation of the Company’s initial public offering and options to purchase 310,451 shares of its common stock. No consideration was received in connection with these share and option grants. The issuance of these securities was deemed to be exempt from registration in reliance on Rule 701(a) of the Securities Act.

On November 18, 2014, the Registrant effected a stock-split pursuant to which the 13,415,017 shares of outstanding common stock were reclassified into an aggregate of 67,075,085 shares of common stock. The issuance did not constitute a “sale” under the registration requirements of the Securities Act of 1933.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical financial data for the periods and as of the dates indicated. The consolidated statements of operations data for the years ended December 31, 2014 and 2013, Successor Period 2012 and Predecessor Period 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements that are included “Item 8. Financial Statements and Supplemental Data.” The consolidated balance sheet data as of December 31, 2012 is derived from our audited consolidated financial statements that are not present elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2011 and 2010, and the consolidated balance sheet data as of December 31, 2011, and 2010 is derived from the audited consolidated financial statements of HHI that are not present elsewhere in this Form 10-K. The financial data reflects the accounts of HHI for all periods, Metaldyne from December 18, 2012 forward and Grede from June 2, 2014 forward.

Our historical results are not necessarily indicative of future operating results. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and included “Item 8. Financial Statements and Supplemental Data.”

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Successor Period 2012	Predecessor Period 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In millions, except per share data)
Statement of Operations Data:
Net sales	$2,717.0	$2,017.3	$205.3	$680.5	$787.3	$750.8
Cost of sales	2,294.1	1,708.7	199.5	559.0	643.4	612.4

Gross profit	422.9	308.6	5.8	121.5	143.9	138.4
Selling, general and administrative expenses	194.6	123.2	14.4	116.6	34.7	35.1
Acquisition costs	13.0	—	25.9	13.4	—	—
Goodwill impairment	11.8	—	—	—	—	—

Operating profit (loss)	203.5	185.4	(34.5)	(8.5)	109.2	103.3
Interest expense, net	99.9	74.7	11.1	25.8	31.6	25.8
Loss on debt extinguishment	60.7	—	—	—	—	—
Other, net	(11.3)	17.8	1.5	2.4	6.3	2.2

Other expense. net	149.3	92.5	12.6	28.2	37.9	28.0

Income (loss) before tax	54.2	92.9	(47.1)	(36.7)	71.3	75.3
Income tax expense (benefit)	(19.1)	35.0	(15.2)	(11.1)	24.6	28.2

Net income (loss)	73.3	57.9	(31.9)	(25.6)	46.7	47.1
Income attributable to noncontrolling interest	0.4	0.3	—	0.2	0.1	0.7

Net income (loss) attributable to stockholders	$72.9	$57.6	$(31.9)	$(25.8)	$46.6	$46.4

Net income (loss) per share attributable to stockholders
Basic	$1.09	$0.86	$(0.48)	$(1.46)	$2.64	$2.67
Diluted	1.06	0.86	(0.48)	(1.46)	2.64	2.64
Basic weighted average shares outstanding	67.1	67.1	67.1	17.7	17.7	17.4
Diluted weighted average shares outstanding	68.5	67.1	67.1	17.7	17.7	17.6

Statement of Cash Flows Data:
Cash flows from operating activities	$305.4	$234.3	$(1.8)	$64.7	$50.9	$52.3
Cash flows from investing activities	(984.9)	(116.7)	(1,515.0)	(31.3)	(22.7)	(16.6)
Cash flows from financing activities	776.7	(91.1)	1,557.1	(27.3)	(24.3)	(60.5)
Effect of exchange rates on cash	(8.9)	1.4	—	0.3	(0.5)	0.2

Net increase (decrease) in cash and cash equivalents	$88.3	$27.9	$40.3	$6.4	$3.4	$(24.6)

Balance Sheet Data
Cash and cash equivalents	$156.5	$68.2	$40.3	Not applicable	$4.2	$0.8
Property and equipment, net	750.2	539.5	546.2	Not applicable	130.0	128.3
Total assets	3,224.6	2,216.8	2,250.2	Not applicable	361.5	332.4
Long-term debt, including capital lease obligations	1,960.2	1,259.7	1,075.7	Not applicable	331.4	251.6
Total debt	1,961.8	1,280.0	1,083.0	Not applicable	331.4	251.6
Total liabilities	2,699.7	1,891.6	1,729.7	Not applicable	453.2	371.6
Total stockholders’ equity (deficit)	524.9	325.2	520.5	Not applicable	(91.7)	(39.2)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our historical combined financial statements covers periods before the Combination. Accordingly, the discussion and analysis of such periods does not reflect the significant impact the Combination will have on our results of operations. As a result, our historical results of operations and our pro forma results of operations may not be indicative of our future results of operations. See “Item 1A. Risk Factors,” and “—Liquidity and Capital Resources.” In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, our liquidity and capital resources and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Item 1A. Risk Factors” and “Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by the forward-looking statements. You should read the following discussion together with the sections entitled “Item 1A. Risk Factors,” and “Item 6. Selected Historical Financial Data” and the notes to the consolidated financial statements contained within “Item 8. Financial Statements and Supplementary Data”.

Overview

We are a leading provider of highly-engineered components for use in Powertrain and Safety-Critical Platforms for the global light, commercial and industrial vehicle markets. We produce these components using complex metal-forming manufacturing technologies and processes for a global customer base of vehicle OEMs and Tier I suppliers. We are headquartered in Plymouth, Michigan, and our manufacturing is conducted in 56 production facilities located throughout North and South America, Europe and Asia.

Our History, the Combination and the IPO

Our business represents the reorganization of the businesses of HHI, Metaldyne and Grede.

HHI manufactures highly-engineered components for the North American light vehicle market. These components include transmission components, driveline components, wheel hubs, axle ring and pinion gears, sprockets, balance shaft gears, timing drive systems, variable valve timing (“VVT”) components, transfer case components and wheel bearings. HHI was formed in 2005, completed the strategic acquisitions of Impact Forge Group, LLC and Cloyes Gear and Products, Inc. and, following a §363 U.S. Bankruptcy Court supervised sale process, acquired certain assets and assumed specified liabilities from FormTech LLC, Jernberg Holdings, LLC and Delphi Automotive PLC’s wheel bearing operations. HHI was acquired by American Securities and certain members of HHI management on October 5, 2012 (the “HHI Transaction”). The purchase price for the HHI Transaction, net of cash and cash equivalents acquired, was $722.2 million. The purchase price was funded by cash from capital contributions of $254.7 million and $505.0 million in term loan debt.

Metaldyne manufactures highly-engineered Powertrain components for the global light vehicle markets. These components include connecting rods, VVT components, balance shaft systems, and engine crankshaft dampers, net formed differential gears and pinions and assemblies, differential assemblies, valve bodies, hollow and solid shafts, clutch modules and assembled end covers. Metaldyne was formed in 2009 as a new entity to acquire certain assets and assume specified liabilities from Oldco M Corporation following a §363 U.S. bankruptcy court supervised sale process. Oldco M Corporation was previously formed in 2000 when MascoTech, Inc., a then-publicly traded company, was taken private and acquired Simpson Industries, Inc., another then-public company. Metaldyne was acquired by American Securities and certain members of Metaldyne management on December 18, 2012 (the “Metaldyne Transaction”). The purchase price for the Metaldyne Transaction, including contingent consideration, was $796.6 million, net of cash and cash equivalents acquired. The Metaldyne Transaction was financed through a $620.0 million senior secured credit facility, which included a $75.0 million revolving credit facility (of which $6.0 million was outstanding at December 18, 2012), by cash from capital contributions of $295.0 million and $175.0 million of Metaldyne’s existing cash at December 18, 2012.

Grede manufactures highly-engineered components for the light, commercial and industrial vehicle and industrial (agriculture, construction, mining, rail, wind energy and oil field) vehicle and equipment end-markets. These components include turbocharger housings, differential carriers and cases, scrolls and covers, brake calipers and housings, knuckles, control arms, and axle components. Grede was formed in 2010 through a combination of the assets of the former Grede Foundries, Inc. and Citation Corporation, following a §363 U.S. bankruptcy court supervised sale process. Subsequently, Grede acquired Foseco-Morval Inc., GTL Precision Patterns Inc., Paxton-Mitchell Corporation, Virginia Castings Industries LLC, Teknik S.A. de C.V. and Novocast S.A. de C.V. and established global alliances, including with Georg Fischer Automotive AG (Europe / China). Grede was acquired by American Securities and certain members of Grede management on June 2, 2014 (the “Grede Transaction”). The purchase price for the Grede Transaction was $829.7 million, net of cash and cash equivalents acquired. The purchase price was funded by $258.6 million in cash from capital contributions, $600.0 million in borrowings under Grede’s term loan credit facility and $75.0 million in borrowings under Grede’s revolving credit facility (of which $1.0 million was outstanding at June 2, 2014).

In this discussion and analysis, we refer to the HHI Transaction, the Metaldyne Transaction and the Grede Transaction as the “Transactions.”

The Combination

HHI, Metaldyne and Grede were reorganized on August 4, 2014 through the mergers of three separate wholly owned merger subsidiaries of MPG. As a result, HHI, Metaldyne and Grede became wholly owned subsidiaries of MPG. These transactions are referred to as the Combination. The Combination has been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests, that is, the bases of accounting of HHI, Metaldyne and Grede were carried over to MPG. See Note 2 of the notes to the consolidated financial statements contained within “Item 8. Financial Statements and Supplementary Data.”

The Refinancing

On October 20, 2014, MPG Holdco, our wholly owned subsidiary, entered into senior credit facilities in the aggregate amount of $1,600.0 million (the “Senior Credit Facilities”). The Senior Credit Facilities provide for (i) the seven-year $1,350.0 million Term Loan Facility and (ii) the five-year $250.0 million revolving credit facility (the “Revolving Credit Facility”). The Senior Credit Facilities rank guaranteed by MPG and substantially all of our existing and future domestic restricted subsidiaries and are secured by substantially all of our and the guarantors’ assets on a first lien basis, subject, in each case, to certain limitations. On October 20, 2014, MPG Holdco also entered into an indenture pursuant to which it issued $600.0 million aggregate principal amount of its 7.375% senior notes due 2022 (the “Senior Notes”). The Senior Notes are pari passu in right of payment with the Senior Credit Facilities, but are effectively subordinated to the Senior Credit Facilities to the extent of the value of the assets securing such indebtedness. For further information on the Senior Credit Facilities, see “—Liquidity and Capital Resources.”

The net proceeds of the Senior Notes and the borrowings under the Senior Credit Facilities, together with cash on hand, were used to prepay all amounts outstanding under each of HHI, Metaldyne and Grede’s existing senior secured credit facilities as described below:

•	the HHI Credit Facilities consisting of (i) the HHI Term Loans in an original aggregate principal amount of $735.0 million and (ii) the $75.0 million HHI Revolver;

•	the Metaldyne Credit Facilities consisting of (i) the U.S. dollar Metaldyne Term Loans in an original aggregate principal amount of $537.0 million, (ii) the Euro denominated Metaldyne Term Loans in an original aggregate principal amount of €100.0 million and (iii) the $75.0 million Metaldyne Revolver; and

•	the Grede Credit Facilities consisting of (i) Grede Term Loans in an original aggregate principal amount of $600.0 million and (ii) the $75.0 million Grede Revolver.

Collectively, we refer to the refinancing transactions described above and the payment of fees and expenses related to the foregoing as the “Refinancing.”

The IPO

On December 12, 2014, a portion of the Company’s common stock was offered for sale by affiliates of American Securities. Upon completion of the IPO and the underwriters’ exercise of an option to purchase additional shares, American Securities owns 78.5% of our outstanding common stock. As a result, American Securities is able to exert significant voting influence over fundamental and significant corporate matters and transactions. “Item 1A. Risk Factors—Risks Related to Being a Public Company, Our Capital Structure and Our Organizational Structure.”

Basis of Presentation

As a result of the Transactions and the Combination, our results of operations include:

•	the results of HHI for all periods presented in this discussion and analysis;

•	the results of Metaldyne for the periods from December 18, 2012 through December 31, 2012, the years ended December 31, 2013 and December 31, 2014; and

•	the results of Grede from June 2, 2014 through December 31, 2014.

Accordingly, in the following discussion and analysis:

•	the results of operations for the periods from January 1, 2011 to October 5, 2012, the date of the HHI Transaction, are referred to as the “Predecessor Period”;

•	the results of operations for the periods from October 6, 2012 to December 31, 2014 are referred to as the “Successor Period”;

•	the period from January 1, 2012 to October 5, 2012 is referred to as “Predecessor Period 2012”;

•	the period from October 6, 2012 to December 31, 2012 is referred to as “Successor Period 2012”;

•	Predecessor Period 2012 reflects the results of HHI prior to the HHI Transaction and no results for either Metaldyne or Grede; and

•	Successor Period 2012 reflects the results of HHI for the entire period, the results of Metaldyne from December 18, 2012 to December 31, 2012 and no results for Grede.

We operate on a 13 week fiscal quarter which ends on the Sunday nearest to March 31, June 30 or September 30, as applicable. Our fiscal year ends on December 31. Further, prior to the Grede Transaction, Grede operated on a 52 or 53 week fiscal year which ended on the Sunday nearest to December 31. After the Grede Transaction, Grede’s fiscal year end conforms to our fiscal year end.

Factors Affecting the Comparability of Our Results of Operations

As a result of a number of factors, our results of operations for the Predecessor Period are not comparable to the Successor Period, our historical results of operations may not be comparable to our results of operations in future periods and our results of operations may vary from period to period. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

The Transactions and the Combination

As a result of each of the Transactions and the Combination, our revenue and expenses have increased significantly and periods prior to each of the Transactions or the Combination are not comparable to periods after each of them. The main aspects of the Transactions and the Combination affecting comparability include:

•	Our Historical Results Do Not Reflect All of Our Businesses. Our results for the year ended December 31, 2011 and the 352 day period ended December 17, 2012 only include results for HHI and do not include the results for Metaldyne. In addition, our results for the periods prior to June 2, 2014, the date of the Grede Transaction, do not include the results of Grede.

•	Transaction-Related Costs. In connection with the HHI Transaction, the Metaldyne Transaction and the Grede Transaction, we incurred $23.7 million, $15.6 million and $13.0 million, respectively, of non-recurring transaction-related expenses, principally professional and sponsor fees. These transaction costs were included in acquisition costs for the relevant periods and will not recur in future periods. In addition, in connection with the Combination, we incurred additional transaction-related expenses of $1.5 million that were recorded as transaction-related costs in the year ended December 31, 2014.

•	Increased Interest Expense. In connection with each of the Transactions, we assumed indebtedness and incurred additional indebtedness, which increased our interest expense.

•	Increased Depreciation and Amortization Expense. Each of the Transactions was accounted for as a purchase. As such, the assets acquired and liabilities assumed and non-controlling interests were measured and reported in our financial statements at fair value. Since and including the HHI Transaction, we (i) recorded goodwill and other net intangible assets of $1,690.9 million and (ii) significantly increased the value of property and equipment with the step-up to fair value in connection with the Transactions and our other acquisitions. We also made capital expenditures since the HHI Transaction associated with growth and cost reduction activities. As a result, our depreciation and amortization expenses have increased significantly since the HHI Transaction.

•	Stock-Based Compensation. In connection with each of the Transactions, the Combination and the IPO, we incurred stock-based compensation expense, which is included in selling, general and administrative expense for the relevant period. We will incur additional stock-based compensation expense in future periods.

•	Income Taxes. In connection with each of the Transactions, significant book and tax differences were accounted for in deferred taxes. In addition, prior to the Grede Transaction, Grede was treated as a partnership for U.S. federal income tax purposes and, accordingly, all of the earnings of Grede passed through to its members for U.S. federal income tax purposes. Grede was subject to tax in Mexico and certain states within the United States. In connection with the Grede Transaction, Grede became a corporation for U.S. federal income tax purposes subject to corporate level income taxes in future periods.

Operational Changes

As a result of several factors, including our assessment of plant performance, facilities and equipment operating condition, availability of labor, and related operating costs, we may close or consolidate production lines or entire plants. These changes can result in the transfer or reduction of business, impairment losses, costs to transfer operations to a new plant and other expenses. In 2013, Grede closed three plants, which resulted in an impairment loss and a decrease in net sales in subsequent periods.

Foreign Currency Fluctuations

As a result of our global operations, we generate a significant portion of our net sales and incur a substantial portion of our expenses in currencies other than the U.S. dollar. As a result, our net sales, cost of sales, operating expenses and certain assets and liabilities fluctuate as the value of such currencies fluctuate in relation to the U.S. dollar. In addition, the results of operations of some of our operating entities are reported in currencies other than the U.S. dollar and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. As a result, appreciation of the U.S. dollar against these other currencies generally will have a negative impact on our reported sales and profits while depreciation of the U.S. dollar against these other currencies will generally have a positive effect on reported sales and profits. Our primary currency exposure is to the Euro in addition to exposure to Mexican Peso, Korean Won and Chinese Renminbi. We have not entered into any significant foreign currency exchange contracts to mitigate this risk.

Commodity Price Risk

We maintain raw material price pass-through arrangements with our customers on substantially all of our products to reduce exposure to raw material price fluctuations. In instances where the risk is not covered contractually, we have generally been able to adjust customer prices to recover commodity cost increases. As a result, our net sales and cost of sales may increase or decrease based on fluctuations in prevailing commodity prices during the period.

Additionally, we sell scrap generated from our manufacturing processes; our cost of sales will increase or decrease based on fluctuations in scrap prices.

Debt Refinancings

From time to time, we have completed several debt refinancing transactions to take advantage of favorable market conditions and fund the return of capital to our stockholders. These transactions have increased our indebtedness, increased our interest expense and resulted in debt refinancing costs.

Interest Rate Fluctuations

Our indebtedness contains variable interest rate provisions. As a result, our interest expense may vary from period to period due to variations in prevailing interest rates.

Stock-based Compensation

In conjunction with the Combination and the IPO and in future periods, we issued and expect to issue long-term equity incentive awards in the form of restricted shares or stock options to our officers, key employees and non-employees. The result will be an increase in our selling, general and administrative expenses in future periods as the grant-date value of the awards are recognized in expense over the vesting term of the awards. In connection with the Combination, we issued 1.6 million options to acquire MPG common stock with a total grant-date value of $17.8 million, of which $7.9 million was recognized in expense immediately and the remainder will be recognized in expense over a four-year vesting period. In connection with the IPO, we issued restricted stock awards and restricted stock unit awards with a total grant-date value of $12.7 million, which is to be recognized in expense over the vesting periods of the awards.

Our Segments

We are organized in, operate and report our results of operations for three segments:

•	HHI segment, which is comprised of the HHI business;

•	Metaldyne segment, which is comprised of the Metaldyne business; and

•	Grede segment, which is comprised of the Grede business.

We allocate the corporate costs of MPG equally among the three segments due to their similar size and nature of the costs.

Factors Affecting our Results of Operations

Industry Trends

We primarily serve the global light vehicle and the North American commercial and industrial vehicle and equipment end-markets with a focus on Powertrain and Safety-Critical applications. Our net sales are impacted by demand in these end-markets. Demand in these end-markets is driven by consumer preferences and regulatory requirements (particularly related to fuel economy and safety standards), and macro-economic factors.

Economic Conditions

Our net sales are driven by the strength of the global light vehicle industry, particularly in North America, as well as the North American commercial and industrial vehicle industry, each of which tends to be highly correlated to macro-economic conditions. The level of demand for our products depends primarily upon the level of consumer demand for new vehicles, as well as the demand for commercial and industrial vehicles, that are manufactured with our products. Variations in global macro-economic conditions, particularly in North America and Europe that result in changes in vehicle sales and production by our customers, have impacted and will continue to impact our net sales.

Consumer Preferences and Government Regulations

Demand for our component parts is a function of the number of vehicles produced and trends in content per vehicle for specific component categories. These variables are driven by consumer preferences and regulatory requirements, particularly related to fuel economy and safety standards. OEMs continue to source vehicle component parts that improve fuel economy and safety in order to meet increasingly strict regulatory requirements around the world. These trends have impacted and will continue to impact our net sales.

Supply Dynamics

During 2008 and 2009, a significant amount of the automotive forging capacity was removed from the North American market. According to The American Foundry Society, an estimated 1 million tons, representing over 10% of iron casting capacity and 36 iron metal casters, exited the North American market from 2007 to 2010. In addition, the number of light vehicle Powertrain and Safety-Critical component suppliers declined significantly during 2008 and 2009. Capacity has not rebounded to historical levels due to the magnitude of the investment and the length of time required to open new facilities, acquire equipment and navigate environmental permitting processes. These trends have impacted and will continue to impact our net sales and gross profit.

Globalization of Platforms

In recent years, light vehicle OEMs have increasingly consolidated their vehicle engine and transmission Platforms with localized sourcing to improve supply chain efficiency, reduce unit cost and increase profitability. As a result of our global manufacturing footprint, these trends have impacted and may continue to impact our net sales and gross profit.

Pricing

Cost-cutting initiatives by vehicle OEMs, as well as ongoing value analysis/value engineering (“VA/VE”), activity result in changes to the pricing of our products. Many of our long-term contracts with our customers require us to reduce our prices in subsequent years and all of these contracts provide for pricing adjustments for engineering changes and other changes to specifications. We have historically mitigated the impact of pricing on our margins through working with our customers on VA/VE activities, which generally result in reduced prices in conjunction with reduced costs. We also focus on ongoing cost reductions and increases in manufacturing efficiencies throughout our operations. Our profitability in future periods depends, in part, on our ability to generate sufficient production cost savings, as well as VA/VE projects and other efficiency improvements to offset any future price reductions.

Key Components of Results of Operations

Net Sales

We generate net sales primarily from the sale of Powertrain and Safety-Critical products for the global light, commercial and industrial vehicle markets. Our net sales reflect the impact of customer pricing allowances. Net sales are also impacted by volume, customer prices, product mix, material surcharges and foreign currency fluctuations. These factors all have an impact on future sales as fluctuations in volume, pricing, foreign currency and material prices directly impact our net sales.

Cost of Sales

Cost of sales consists of raw material costs, direct labor associated with the manufacture and assembly of our products and the overhead expense related to our manufacturing operations. For the years ended December 31, 2014 and 2013, raw material costs, direct labor costs and overhead expenses were approximately 48%, 7% and 45%, and 52%, 6% and 42%, respectively, of our total cost of sales.

Our direct material costs are comprised primarily of raw materials and sub-component parts used in the production or our components. We maintain raw material price pass-through arrangements with our customers on substantially all of our products whereby increases and decreases in the cost of our raw materials are adjusted in our selling prices either through a change in selling price or a surcharge mechanism. These costs have generally followed the related markets for the underlying commodities that we utilize, including special bar quality steel, scrap steel, powder metal, pig iron and molten aluminum. The cost changes and the related changes in prices or surcharges are reflected in our cost of sales and our net sales.

Our direct labor costs are comprised of the wages of our workforce that is directly associated with the production of our products. Where we have union agreements (see “Item 1. Business—Employees”), wage increases follow the negotiated requirements of the related contract. Wages for non-union employees follow local market conditions for merit increases and employment. Benefit costs are subject to changes in healthcare cost trends, payroll and unemployment tax rates and changes in benefit plan structure.

Our overhead costs are comprised of variable and fixed costs related to the operation of our manufacturing facilities. These costs include depreciation, rent expense, maintenance, perishable tooling, indirect labor costs, including benefits, and utilities. Costs related to overhead are impacted by inflation, changes in production volumes and the requirements of products produced at each location.

Gross Profit

Gross profit (net sales less cost of sales) and gross margin (gross profit as a percentage of net sales) are impacted by a number of factors including, product mix, percentage of net sales from raw material price fluctuations, foreign currency fluctuations, overhead cost fluctuations and depreciation and amortization cost fluctuations due to changes in capital expenditures and purchase accounting adjustments. Gross margins on our products vary based on their composition, the complexity of the production process, the length of time that the products have been in production and other factors.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of salaries and benefits for our sales, marketing, management and administrative personnel, professional fees, expenses relating to certain IT systems and amortization of certain of our intangibles. As a result of the IPO, we expect to incur significant additional legal, accounting and other expenses in connection with being a public company including compliance with the Sarbanes-Oxley Act. We also expect to see an increase in our stock-based compensation expense with the establishment of our new equity incentive plan associated with the Combination and related grants of equity either in the form of restricted stock or options.

Acquisition Costs

Acquisition costs consist of direct expenses related to the Transactions.

Interest Expense, Net

Interest expense, net consists primarily of interest on borrowings, and the amortization of costs incurred to obtain long-term financing, partially offset by interest income on short-term cash and cash equivalents.

Other, Net

Other, net primarily consists of foreign currency gains and losses, debt transaction expenses and, in 2013, a $10.1 million purchase price adjustment related to the Metaldyne Transaction.

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of federal, state and local taxes based on income in multiple jurisdictions. Our income tax expense is impacted by the pre-tax earnings in jurisdictions with varying tax rates and any related foreign tax credits that may be available to us. Our current and future provision for income taxes will vary from statutory rates due to the impact of valuation allowances in certain countries, income tax incentives and holidays, certain non-deductible expenses, withholding taxes and other discrete items. Furthermore, as a result of the Transactions, we have significant book and tax accounting differences which impact the amount of deferred taxes.

Key Operating Metrics

We evaluate the performance of our business using a variety of operating and performance metrics. Set forth below is a description of our key operating metrics.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before interest expense, provision for (benefit from) income taxes and depreciation and amortization, with further adjustments to reflect the additions and eliminations of certain income statement items, including (i) gains and losses on foreign currency and fixed assets and debt transaction expenses, (ii) stock-based compensation and other non-cash charges, (iii) sponsor management fees and other income and expense items that we consider to be not indicative of our ongoing operations, (iv) specified non-recurring items and (v) other adjustments.

We believe Adjusted EBITDA is used by investors as a supplemental measure to evaluate the overall operating performance of companies in our industry. Management uses Adjusted EBITDA (i) as a measurement used in comparing our operating performance on a consistent basis, (ii) to calculate incentive compensation for our employees, (iii) for planning purposes, including the preparation of our internal annual operating budget, (iv) to evaluate the performance and effectiveness of our operational strategies and (v) to assess compliance with various metrics associated with our agreements governing our indebtedness. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating performance in the same manner as our management. For a reconciliation of Adjusted EBITDA to net income, the most directly comparable measure determined under U.S. generally accepted accounting principles (“GAAP”), see “—Year ended December 31, 2014 compared to year ended December 31, 2013—Adjusted EBITDA” and “—Year ended December 31, 2013 compared to Successor Period 2012 and Predecessor Period 2012—Adjusted EBITDA.”

Incremental Business Backlog

Incremental business backlog, which we measure as anticipated net product sales from incremental business for the next three years at each year end, net of Programs being phased out and any foreign currency fluctuations, is approximately $190 million as of December 31, 2014. We are typically awarded Programs one to three years prior to the start of production on new and replacement business. Due to the timing of the OEM sourcing cycle, our anticipated net product sales were measured based on contracts to be executed during 2015 through 2017. Our estimate of anticipated net product sales includes formally awarded new Programs, Programs which we believe are highly probable of being awarded to us and expected volume changes on existing Programs. Our estimate may be impacted by various assumptions, including vehicle production levels on new and replacement Programs, customer price reductions, scrap prices, material price indices, currency exchange rates and the timing of Program launches. We typically enter into agreements with our customers at the beginning of a vehicle’s life for the fulfillment of customers’ purchasing requirements for the entire production life of the vehicle Program. We believe incremental business backlog is useful to potential investors as an indication of our revenue visibility. However, this anticipated net product sales information could differ significantly from actual firm orders or firm commitments, and awards of business do not represent guarantees of production volumes or revenues. Therefore, this anticipated net product sales information could differ significantly from actual firm orders or firm commitments and awards of business do not represent guarantees of production volumes or revenues.

Results of Operations Year ended December 31, 2014 compared to year ended December 31, 2013

The following table sets forth our results of operations:

	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Net sales	$2,717.0	$2,017.3
Cost of sales	2,294.1	1,708.7

Gross profit	422.9	308.6
Selling, general and administrative expenses	194.6	123.2
Acquisition costs	13.0	—
Goodwill impairment	11.8	—

Operating income	203.5	185.4
Interest expense, net	99.9	74.7
Loss on debt extinguishment	60.7	—
Other, net	(11.3)	17.8

Income before taxes	54.2	92.9
Income tax expense (benefit)	(19.1)	35.0

Net income	73.3	57.9
Income attributable to noncontrolling interests	0.4	0.3

Net income attributable to stockholders	$72.9	$57.6

Net Sales

Net sales were $2,717.0 million for the year ended December 31, 2014 as compared to $2,017.3 million for the year ended December 31, 2013, an increase of $699.7 million. This increase was primarily driven by the inclusion of Grede segment results of $572.1 million subsequent to the Grede Transaction in June 2014, higher vehicle production levels and new Program launches.

The following table sets forth our net sales by segment:

	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
HHI segment	$977.6	$916.5
Metaldyne segment	1,177.5	1,112.0
Grede segment	572.1	—
Eliminations	(10.2)	(11.2)

Total	$2,717.0	$2,017.3

HHI segment net sales were $977.6 million for the year ended December 31, 2014 as compared to $916.5 million for the year ended December 31, 2013, an increase of $61.1 million, or 6.7%. This increase was primarily attributable to increased volumes due to higher North American light vehicle production levels and the benefit from net new Programs. The increase in HHI segment net sales was also attributable to higher raw material surcharge pass-through of $13.6 million and net increases in customer prices.

Metaldyne segment net sales were $1,177.5 million for the year ended December 31, 2014 as compared to $1,112.0 million for the year ended December 31, 2013, an increase of $65.5 million, or 5.9%. This increase was primarily attributable to increased volumes due to higher North American light vehicle production levels, coupled with increased European light vehicle production and the impact of net new Programs. The increase in Metaldyne segment net sales was also attributable to higher raw material surcharge pass-through of $1.4 million and favorable currency movements of $4.4 million, partially offset by net decreases in customer prices.

Grede segment net sales for the year ended December 31, 2014 were $572.1 million. Grede segment net sales do not reflect the net sales of Grede prior to the Grede Transaction in June 2014.

Cost of Sales

Cost of sales was $2,294.1 million for the year ended December 31, 2014 as compared to $1,708.7 million for the year ended December 31, 2013, an increase of $585.4 million, or 34.3%. This increase was primarily driven by the inclusion of Grede segment results of $487.0 million subsequent to the Grede Transaction in June 2014, higher vehicle production levels and the impact of new Program launches.

The following table sets forth our cost of sales by segment:

	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
HHI segment	$813.1	$765.5
Metaldyne segment	1,004.2	954.4
Grede segment	487.0	—
Eliminations	(10.2)	(11.2)

Total	$2,294.1	$1,708.7

HHI segment cost of sales was $813.1 million for the year ended December 31, 2014, or 83.2% of HHI segment net sales for the same period, as compared to $765.5 million for the year ended December 31, 2013, or 83.5% of HHI segment net sales for the same period, an increase of $47.6 million, or 6.2%. This increase was primarily driven by increased volumes, higher raw material surcharge pass-through from suppliers of $14.3 million, higher depreciation expense of $4.9 million primarily due to capital expenditures, and net manufacturing cost increases of $3.1 million primarily due to labor, benefits and new program launch costs. These increases in cost of sales were partially offset by favorable product mix driven by new Programs and increased sales of manufacturing scrap.

Metaldyne segment cost of sales was $1,004.2 million for the year ended December 31, 2014, or 85.3% of Metaldyne segment net sales for the same period, as compared to $954.4 million for the year ended December 31, 2013, or 85.8% of Metaldyne segment net sales for the same period, an increase of $49.8 million, or 5.2%. The increase in cost of sales was primarily attributable to foreign currency movements of $2.4 million, higher volumes and unfavorable product mix, and higher depreciation expense of $0.9 million. These increases in cost of sales were partially offset by net manufacturing cost decreases of $4.2 million.

Grede segment cost of sales was $487.0 million for the year ended December 31, 2014, or 85.1% of Grede segment net sales for the same period. Grede segment cost of sales does not reflect the cost of sales of Grede prior to the Grede Transaction in June 2014.

Gross Profit

Gross profit was $422.9 million for the year ended December 31, 2014 as compared to $308.6 million for the year ended December 31, 2013, an increase of $114.3 million, or 37.0%. This increase was primarily driven by the inclusion of Grede segment results of $85.1 million subsequent to the Grede Transaction in June 2014 and higher vehicle production levels.

The following table sets forth our gross profit by segment:

	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
HHI segment	$164.4	$151.0
Metaldyne segment	173.4	157.6
Grede segment	85.1	—

Total	$422.9	$308.6

HHI segment gross profit was $164.4 million for the year ended December 31, 2014, or 16.8% of HHI segment net sales for the same period, as compared to $151.0 million for the year ended December 31, 2013, or 16.5% of HHI segment net sales for the same period, an increase of $13.4 million, or 8.9%. This increase was primarily attributable to higher volumes, favorable product mix, and net price increases. These increases to HHI segment gross profit were partially offset by higher depreciation expense of $4.9 million primarily due to capital expenditures, along with net manufacturing cost increases of $3.1 million primarily due to labor, benefits and new program launch costs.

Metaldyne segment gross profit was $173.4 million for the year ended December 31, 2014, or 14.7% of Metaldyne segment net sales for the same period, as compared to $157.6 million for the year ended December 31, 2013, or 14.2% of Metaldyne segment net sales for the same period, an increase of $15.8 million, or 10.0%. This increase was primarily attributable to higher volumes, net manufacturing cost decreases of $4.2 million, and foreign currency movements of $2.0 million. The increase in Metaldyne segment gross profit was partially offset by unfavorable product mix, net decreases in customer prices, and higher depreciation expense of $0.9 million.

Grede segment gross profit was $85.1 million for the year ended December 31, 2014, or 14.9% of Grede segment net sales for the same period. Grede segment gross profit does not reflect the gross profit of Grede prior to the Grede Transaction in June 2014.

Operating Income

Operating income was $203.5 million for the year ended December 31, 2014 as compared to $185.4 million for the year ended December 31, 2013, an increase of $18.1 million, or 9.8%. This increase was primarily driven by higher gross profit of $114.3 million partially offset by goodwill impairment of $11.8 million at the Company’s KBI wheel bearing reporting unit, increased stock-based compensation expense and higher professional fees. Additionally, the inclusion of Grede segment results subsequent to the Grede Transaction in June 2014 reflects transaction-related costs and accounting related adjustments resulting from the Grede Transaction, including $13.0 million of acquisition related costs.

The following table sets forth our operating income by segment:

	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
HHI segment	$86.9	$96.4
Metaldyne segment	100.7	89.0
Grede segment	15.9	—

Total	$203.5	$185.4

HHI segment operating income was $86.9 million, or 8.9% of HHI segment net sales for the year ended December 31, 2014, as compared to $96.4 million, or 10.5% of HHI segment net sales for the year ended December 31, 2013, a decrease of $9.5 million, or 9.9%. The decrease in HHI segment operating income was primarily attributable to goodwill impairment of $11.8 million at the Company’s KBI wheel bearing reporting unit and increased stock-based compensation expense of $9.7 million in SG&A related to the issuance of new stock options, partially offset by the increase in the HHI segment gross profit of $13.4 million.

Metaldyne segment operating income was $100.7 million, or 8.6% of Metaldyne segment net sales for the year ended December 31, 2014, as compared to $89.0 million, or 8.0% of Metaldyne segment net sales for the year ended December 31, 2013, an increase of $11.7 million, or 13.1%. The increase was primarily due to the increase in gross profit of $15.8 million, partially offset by higher employee costs and professional fees.

Grede segment operating income was $15.9 million for the year ended December 31, 2014, or 2.8% of Grede segment net sales for the same period. Grede segment operating income does not reflect the operating income of Grede prior to the Grede Transaction in June 2014. The operating income in our Grede segment was impacted by acquisition costs of $13.0 million and additional costs related to the Grede Transaction. In addition, Grede’s operating income reflected stock-based compensation expense of $1.9 million in SG&A related to the issuance of new stock options.

Interest Expense, Net

Interest expense, net was $99.9 million for the year ended December 31, 2014, as compared to $74.7 million for the year ended December 31, 2013, an increase of $25.2 million. The increase in interest expense, net reflected higher average outstanding borrowings including the additional debt associated with the Grede Transaction in June 2014 and increased indebtedness used to fund the return of capital to our stockholders prior to Combination. The increase is also attributable to an increase in the average interest rate due to the Senior Notes as part of the Refinancing.

Loss on Debt Extinguishment

The Company fully paid the outstanding term debt of each segment as part of the Refinancing, which occurred on October 20, 2014. Included in loss on debt extinguishment is $60.4 million recognized related to the write-off of unamortized debt fees, expenses and original issue discounts from the prior credit facilities for the Refinancing.

Other, Net

Other, net was $11.3 million of income for the year ended December 31, 2014 and $17.8 million of expense for the year ended December 31, 2013. Other, net primarily consists of foreign currency transaction gains and losses, debt transaction expenses and, in 2013, a $10.1 million purchase price adjustment related to the Metaldyne Transaction. See Note 5 of the notes to the consolidated financial statements contained within “Item 8. Financial Statements and Supplementary Data” for additional discussion of the $10.1 million purchase price adjustment related to the Metaldyne Transaction.

Income Taxes

Income taxes were a benefit of $19.1 million for the year ended December 31, 2014 and expense of $35.0 million for the year ended December 31, 2013. Our effective tax rate was (35.2)% for the year ended December 31, 2014 and 37.7% for the year ended December 31, 2013. The decrease in our effective tax rate was primarily attributable to a change in the assertion that the earnings of certain foreign subsidiaries within the Metaldyne segment are indefinitely reinvested, resulting in a $31.6 million deferred tax benefit for the year ended December 31, 2014. In addition, during the year ended December 31, 2014 the Company recorded a research and experimentation credit of $3.0 million, reducing its U.S. federal income tax provision, and recognized a net reduction in its unrecognized tax benefits of $2.2 million, primarily resulting from the settlement of a tax audit at the Company’s German subsidiary and from foreign exchange rate fluctuations. These favorable impacts were offset by effective tax rate increases resulting from a goodwill impairment charge in our HHI segment and changes in prior year estimates.

Net Income Attributable to Stockholders

Net income attributable to stockholders was $72.9 million, or 2.7% of net sales for the year ended December 31, 2014, as compared to $57.6 million, or 2.9% of net sales for the year ended December 31, 2013, an increase of $15.3 million, or 26.6%. The increase was primarily attributable to the factors discussed above.

Adjusted EBITDA

Management’s assessment of performance includes an evaluation of Adjusted EBITDA. The following table sets forth Adjusted EBITDA by segment and Adjusted Free Cash Flow.

	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Adjusted EBITDA
HHI segment	$193.5	$175.0
Metaldyne segment	202.3	188.1
Grede segment	82.8	—

Total	$478.6	$363.1

The following table sets a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Adjusted EBITDA	$478.6	$363.1
Interest expense	(99.9)	(74.7)
Income tax expense	19.1	(35.0)
Depreciation and amortization	(210.8)	(163.4)
Loss on debt extinguishment	(60.7)	—
(Gain) loss on foreign currency	15.7	(2.3)
(Gain) loss on fixed assets	(2.1)	(1.4)
Debt transaction expenses	(3.0)	(6.0)
Stock-based compensation	(17.3)	(6.2)
Sponsor management fee	(5.1)	(4.0)
Non-recurring acquisition and purchase accounting related items	(23.0)	(10.5)
Non-recurring operational items	(18.2)	(1.7)

Net income	$73.3	$57.9

EBITDA is calculated as net income before interest expense, income tax expense (benefit) and depreciation and amortization. Adjusted EBITDA is calculated as EBITDA adjusted for:

•	(gain) loss on foreign currency;

•	(gain) loss on fixed assets;

•	debt transaction expenses;

•	stock-based compensation;

•	sponsor management fee;

•	non-recurring acquisition and purchase accounting related items; and

•	non-recurring operational items.

Adjusted EBITDA eliminates the effects of items that we do not consider indicative of our core operating performance. Adjusted EBITDA is a supplemental measure of operating performance that does not represent and should not be considered as alternatives to net income, as determined under GAAP, and our calculation of Adjusted EBITDA may not be comparable to those reported by other companies.

Management believes the inclusion of the adjustments to Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future. By providing this non-GAAP financial measure, together with a reconciliation to GAAP results, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives. We believe Adjusted EBITDA is used by investors as supplemental measures to evaluate the overall operating performance of companies in our industry.

Management uses Adjusted EBITDA or comparable metrics:

•	as a measurement used in comparing our operating performance on a consistent basis;

•	to calculate incentive compensation for our employees;

•	for planning purposes, including the preparation of our internal annual operating budget;

•	to evaluate the performance and effectiveness of our operational strategies; and

•	to assess compliance with various metrics associated with our agreements governing our indebtedness.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Adjusted EBITDA does not reflect all GAAP non-cash and non-recurring adjustments;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect the cash requirements for such replacements;

•	Adjusted EBITDA does not reflect our tax expense or the cash requirements to pay our taxes; and

•	Adjusted EBITDA does not reflect the non-cash component of employee compensation.

To address these limitations, we reconcile Adjusted EBITDA to the most directly comparable GAAP measure, net income. Further, we also review GAAP measures and evaluate individual measures that are not included in Adjusted EBITDA.

Year Ended December 31, 2013 compared to Successor Period 2012 and Predecessor Period 2012

The following table sets forth results of operations:

	Successor		Predecessor
	Year Ended December 31, 2013	Successor Period 2012	Predecessor Period 2012
	(In millions)
Net sales	$2,017.3	$205.3	$680.5
Cost of sales	1,708.7	199.5	559.0

Gross profit	308.6	5.8	121.5
Selling, general and administrative expenses	123.2	14.4	116.6
Acquisition costs	—	25.9	13.4

Operating income (loss)	185.4	(34.5)	(8.5)
Interest expense, net	74.7	11.1	25.8
Other, net	17.8	1.5	2.4

Income (loss) before taxes	92.9	(47.1)	(36.7)
Income tax provision (benefit)	35.0	(15.2)	(11.1)

Net income (loss)	57.9	(31.9)	(25.6)
Income attributable to noncontrolling interests	0.3	—	0.2

Net income (loss) attributable to stockholders	$57.6	$(31.9)	$(25.8)

Net Sales

Net sales were $2,017.3 million, $205.3 million and $680.5 million for the year ended December 31, 2013, Successor Period 2012 and Predecessor Period 2012, respectively. Net sales for the year ended December 31, 2013 reflected the results of Metaldyne for the full year as a result of the Metaldyne Transaction.

The following table sets forth our net sales by segment:

	Successor		Predecessor
	Year Ended December 31, 2013	Successor Period 2012	Predecessor Period 2012
	(In millions)
HHI segment	$916.5	$186.4	$680.5
Metaldyne segment	1,112.0	18.9	—
Grede segment	—	—	—
Eliminations	(11.2)	—	—

Total	$2,017.3	$205.3	$680.5

HHI segment net sales were $916.5 million, $186.4 million and $680.5 million for the year ended December 31, 2013, Successor Period 2012 and Predecessor Period 2012, respectively. HHI segment net sales for the year ended December 31, 2013 reflected higher volumes from positive trends in North American light vehicle production as well the impact of net new Program launches in 2013. Net sales also reflected net increases in customer prices, partially offset by lower steel surcharge pass-through of $3.8 million.

Metaldyne segment net sales were $1,112.0 million for the year ended December 31, 2013 and $18.9 million for Successor Period 2012. Predecessor Period 2012 does not reflect any Metaldyne segment net sales. Metaldyne segment net sales for the year ended December 31, 2013 reflected higher volumes resulting from overall market increases in North America, stabilizing European volume and new Program launches as well as the favorable impact of foreign currency fluctuations, partially offset by lower raw material surcharge pass-through.

Our net sales do not reflect any Grede net sales for the year ended December 31, 2013, Successor Period 2012 or Predecessor Period 2012.

Cost of Sales

Cost of sales was $1,708.7 million, $199.5 million and $559.0 million for the year ended December 31, 2013, Successor Period 2012 and Predecessor Period 2012, respectively. Cost of sales for the year ended December 31, 2013 reflected the results of Metaldyne for the full year as a result of the Metaldyne Transaction. The following table sets forth our cost of sales by segment:

	Successor		Predecessor
	Year Ended December 31, 2013	Successor Period 2012	Predecessor Period 2012
	(In millions)
HHI segment	$765.5	$173.3	$559.0
Metaldyne segment	954.4	26.2	—
Grede segment	—	—	—
Less: intersegment sales	(11.2)	—	—

Total	$1,708.7	$199.5	$559.0

HHI segment cost of sales was $765.5 million for the year ended December 31, 2013 as compared to $173.3 million for Successor Period 2012 and $559.0 million for Predecessor Period 2012. Cost of sales for the year ended December 31, 2013 reflected the higher volumes mentioned above, and increased salaries, wages, and benefits of $3.8 million. These increases were partially offset by manufacturing cost improvements, positive product mix, and lower steel surcharge pass-through from suppliers of $2.5 million. Purchase accounting adjustments related to the HHI Transaction in October 2012 also increased cost of sales by $24.9 million related to higher depreciation from the revaluation of fixed assets, partially offset by $11.1 million for the step-up to fair market value and consequent charge for inventory in the Successor Period 2012.

Metaldyne segment cost of sales was $954.4 million for the year ended December 31, 2013 and $26.2 million for Successor Period 2012. Predecessor Period 2012 does not reflect any Metaldyne segment cost of sales. Metaldyne segment cost of sales for the year ended December 31, 2013, which represents a full year of results as compared to fourteen days for Successor Period 2012, reflected higher volumes, higher depreciation resulting from the Metaldyne Transaction purchase accounting and increased labor and overhead costs.

Our cost of sales does not reflect any Grede cost of sales for the year ended December 31, 2013, Successor Period 2012 or Predecessor Period 2012.

Gross Profit

Gross profit was $308.6 million, $5.8 million and $121.5 million for the year ended December 31, 2013, Successor Period 2012 and Predecessor Period 2012, respectively. Gross profit for the year ended December 31, 2013 reflected the results of Metaldyne for the full year as a result of the Metaldyne Transaction. The following table sets forth our gross profit (loss) by segment:

	Successor		Predecessor
	Year Ended December 31, 2013	Successor Period 2012	Predecessor Period 2012
	(In millions)
HHI segment	$151.0	$13.1	$121.5
Metaldyne segment	157.6	(7.3)	—
Grede segment	—	—	—

Total	$308.6	$5.8	$121.5

HHI segment gross profit was $151.0 million, or 16.5% of HHI segment net sales for the year ended December 31, 2013 as compared to $13.1 million, or 7.0% of HHI segment net sales for Successor Period 2012 and $121.5 million, or 17.9% of HHI segment net sales for Predecessor Period 2012. HHI segment gross profit for the year ended December 31, 2013 reflected the higher volumes, manufacturing cost improvements, positive product mix, net customer price increases, partially offset by increases to salaries, wages, and benefits of $3.8 million, and the impact of purchase accounting adjustments. Purchase accounting adjustments related to the HHI Transaction in October 2012 also decreased gross profit by $24.9 million related to higher depreciation from the revaluation of fixed assets, partially offset by $11.1 million for the step-up to fair market value and consequent charge for inventory in the Successor Period 2012.

Metaldyne segment gross profit (loss) was $157.6 million for the year ended December 31, 2013 and $(7.3) million Successor Period 2012. Predecessor Period 2012 does not reflect any Metaldyne segment gross profit. Metaldyne segment gross profit for the year ended December 31, 2013, which represents a full year of results as compared to fourteen days for Successor Period 2012, reflected higher volumes, higher depreciation resulting from the Metaldyne Transaction purchase accounting and increased labor and overhead costs.

Our gross profit does not reflect any Grede gross profit for the year ended December 31, 2013, Successor Period 2012 or Predecessor Period 2012.

Operating Income (Loss)

Operating income (loss) was $185.4 million, $(34.5) million and $(8.5) million for the year ended December 31, 2013, Successor Period 2012 and Predecessor Period 2012, respectively. Operating income for the year ended December 31, 2013 reflected the results of Metaldyne for the full year as a result of the Metaldyne Transaction.

The following table sets forth our operating income (loss) by segment:

	Successor		Predecessor
	Year Ended December 31, 2013	Successor Period 2012	Predecessor Period 2012
	(In millions)
HHI segment	$96.4	$(8.7)	$(8.5)
Metaldyne segment	89.0	(25.8)	—
Grede segment	—	—	—

Total	$185.4	$(34.5)	$(8.5)

HHI segment operating income was $96.4 million, or 10.5% of HHI segment net sales for the year ended December 31, 2013, as compared to HHI segment operating loss of $8.7 million, or (4.7)% of HHI segment net sales for Successor Period 2012, and HHI segment operating loss of $8.5 million, or (1.2)% of HHI segment net sales, for Predecessor Period 2012. HHI segment operating income for the year ended December 31, 2013 was primarily driven by higher gross profit. Operating income was also unfavorably impacted by intangible asset amortization of $34.0 million, primarily resulting from purchase accounting for the HHI Transaction. HHI segment operating income included acquisition costs related to the HHI transaction of $10.3 million in Successor Period 2012 and $13.4 million in Predecessor Period 2012 and transaction-related compensation costs of $89.8 million in Predecessor Period 2012.

Metaldyne segment operating income (loss) was $89.0 million for the year ended December 31, 2013 and $(25.8) million for Successor Period 2012, which represented a fourteen-day period. Predecessor period 2012 does not reflect any Metaldyne operating income (loss). Metaldyne Segment operating income for Successor period 2012 reflected $15.6 million of acquisition costs related to the Metaldyne Transaction.

Our operating income (loss) does not reflect any Grede operating income (loss) for the year ended December 31, 2013, Successor Period 2012 or Predecessor Period 2012.

Interest Expense, Net

Interest expense, net was $74.7 million for the year ended December 31, 2013 as compared to $11.1 million for Successor Period 2012 and $25.8 million for Predecessor Period 2012, which reflected the inclusion of interest expense, net for Metaldyne subsequent to the Metaldyne Transaction.

Other, Net

Other, net was $17.8 million for the year ended December 31, 2013 as compared to $1.5 million for Successor Period 2012 and $2.4 million for Predecessor Period 2012. Other, net for the year ended December 31, 2013 included a $10.1 million purchase price adjustment related to the Metaldyne Transaction, foreign currency losses of $2.3 million, and debt transaction expenses of $6.0 million. See Note 5 of the notes to the consolidated financial statements contained within “Item 8. Financial Statements and Supplementary Data” for additional discussion of the $10.1 million purchase price adjustment related to the Metaldyne Transaction.

Income Taxes

The income tax provision (benefit) for the year ended December 31, 2013, Successor Period 2012 and Predecessor Period 2012 was $35.0 million, $(15.2) million and $(11.1) million, respectively, on income (loss) before income tax provision of $92.8 million, $(47.1) million and $(36.7) million, respectively. Our effective tax rates for the year ended December 31, 2013, Successor Period 2012 and Predecessor Period 2012 were 37.7%, 32.3% and 30.2% respectively. The variance in effective rates was due to the impact of acquisition costs associated with the HHI Transaction and the Metaldyne Transaction in 2012 and the mix of domestic and foreign earnings with varying tax rates.

Net Income (Loss) Attributable to Stockholders

Net income attributable to stockholders was $57.6 million, or 2.9% of net sales for the year ended December 31, 2013, as compared to net loss attributable to stockholders of $31.9 million, or (15.5)% of net sales, for Successor Period 2012, and net loss attributable to stockholders of $25.8 million, or (3.8)% of net sales, for Predecessor Period 2012. Net income for the year ended December 31, 2013 reflected the results of Metaldyne for the full year in 2013 as a result of the Metaldyne Transaction.

Adjusted EBITDA

Management’s assessment of performance includes an evaluation of Adjusted EBITDA. The following table sets forth Adjusted EBITDA by segment.

	Successor		Predecessor
	Year Ended December 31, 2013	Successor Period 2012	Predecessor Period 2012
	(In millions)
Adjusted EBITDA
HHI segment	$175.0	$28.5	$113.8
Metaldyne segment	188.1	0.9	—
Grede segment	—	—	—

Total	$363.1	$29.4	$113.8

The following table sets forth a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure.

	Successor		Predecessor
	Year Ended December 31, 2013	Successor Period 2012	Predecessor Period 2012
	(In millions)
Adjusted EBITDA	$363.1	$29.4	$113.8
Interest expense	(74.7)	(11.1)	(25.8)
Income tax (expense) benefit	(35.0)	15.2	11.1
Depreciation and amortization	(163.4)	(18.7)	(20.0)
(Gain) loss on foreign currency	(2.3)	(1.5)	—
(Gain) loss on fixed assets	(1.4)	—	1.1
Debt transaction expenses	(6.0)	—	(2.4)
Stock-based compensation	(6.2)	(0.1)	—
Sponsor management fee	(4.0)	(0.6)	(0.7)
Non-recurring acquisition and purchase accounting related items	(10.5)	(43.3)	(103.4)
Non-recurring operational items	(1.7)	(1.2)	0.7

Net income (loss)	$57.9	$(31.9)	$(25.6)

See “—Year ended December 31, 2014 compared to year ended December 31, 2013—Adjusted EBITDA” for a description of the calculation of Adjusted EBITDA and a discussion of the use of this measure.

Liquidity and Capital Resources

Our primary cash requirements include the payment of our suppliers and operating expenses, interest and principal payments on our debt and capital expenditures. We have also used cash to return capital to our stockholders through the payment of dividends primarily through cash provided by operations and borrowings under our revolving credit facilities. As of December 31, 2014, we had cash and cash equivalents of $156.5 million and total indebtedness, inclusive of capitalized lease obligations, of $1,961.8 million. We also have access to additional liquidity pursuant to the terms of the Revolving Credit Facility.

Our capital expenditures have been related to the acquisition of machinery and equipment to support our overall business growth as well as increase the efficiency of our manufacturing processes. Our capital expenditures were $156.4 million, $122.3 million $10.4 million, and $32.6 million for the year ended December 31, 2014, the year ended December 31, 2013, Successor Period 2012, and Predecessor Period 2012, respectively.

We believe that our cash flow from operations, available cash and cash equivalents and available borrowings under the Senior Credit Facilities will be sufficient to meet our liquidity needs for the next twelve months and beyond. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, equity financings or a combination. We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.

Our Indebtedness

Senior Credit Facilities

On October 20, 2014, MPG Holdco I Inc., the Company’s wholly owned subsidiary (“MPG Holdco”) entered into the $250.0 million the Revolving Credit Facility. Interest accrues at a rate equal to the London Interbank Offered Rate (“LIBOR’) rate plus an applicable margin of 3.25% or a base rate that is the higher of the Federal Funds Rate (plus 0.50%), the U.S. prime rate as published in the Wall Street Journal, or LIBOR (plus 1.00%), plus an applicable margin of 2.25%, at MPG Holdco’s option. The applicable margin is based on a leverage ratio grid and was .25% higher prior to the IPO. The Revolving Credit Facility is a five-year facility that matures in 2019. As of December 31, 2014, there was no balance outstanding on the Revolving Credit Facility. Total available under this facility was $234.4 million after giving effect to letters of credit of $15.6 million.

MPG Holdco pays fees with respect to the Revolving Credit Facility, including (i) an unused commitment fee of 0.50% or 0.375% based on a leverage ratio and (ii) fixed fees with respect to letters of credit of 3.25% per annum on the stated amount of each letter of credit outstanding during each month and customary administrative fees.

On October 20, 2014, MPG Holdco entered into the $1,350.0 million a term loan facility (the “Term Loan Facility”). Interest is accrued at a rate equal to the LIBOR rate (bearing a LIBOR floor of 1.00%) plus an applicable margin of 3.25% or a base rate that is the higher of the Federal Funds Rate (plus 0.50%), the U.S. prime rate as published in the Wall Street Journal, or LIBOR (plus 1.00%), plus an applicable margin of 2.25%, at MPG Holdco’s option. Prior to the IPO, the applicable margin was 3.50% for LIBOR rate loans and 2.50% for base rate loans. The Term Loan Facility matures in 2021 and is payable in quarterly installments of $3.375 million beginning in March 2015. In December 2014, the Company made a voluntary prepayment of $10.0 million on the principal balance of the Term Loan Facility.

The Term Loan Facility is subject to customary mandatory prepayments, including an excess cash flow sweep based on leverage ratio step downs and a mandatory prepayment for certain asset sales. Beginning in 2016, we are required to prepay a portion of our Term Loan Facility in an amount equal to a percentage of the preceding fiscal year’s excess cash flow, as defined, with such percentage based on our leverage ratio, as defined.

The Senior Credit Facilities, subject to certain exceptions, are guaranteed by the Company and all of MPG Holdco’s direct and indirect existing and future domestic subsidiaries.

The agreement governing the Senior Credit Facilities contains certain covenants that, among other things, require MPG Holdco to maintain a leverage ratio once revolver borrowings and letters of credit exceed 35% of aggregate revolving credit commitments as defined under the terms of the Senior Credit Facilities and to comply with customary affirmative and negative covenants. The Senior Credit Facilities also restrict the payment of dividends subject to certain customary exceptions including the ability (i) to pay taxes attributable to MPG Holdco and its subsidiaries, (ii) to pay legal, accounting, and reporting expenses, (iii) to pay general and administrative costs and expenses, and reasonable directors fees and expenses, (iv) to repurchase stock owned by employees subject to certain limitations, (v) to pay management or similar fees subject to certain limitations, (vi) to pay franchise or similar taxes and fees to maintain organizational existence, and (vii) to pay dividends up to $30 million.

MPG Holdco Senior Notes

On October 20, 2014, MPG Holdco issued $600.0 million of aggregate principal amount notes. The Senior Notes mature on October 15, 2022 and bear interest at a rate of 7.375%, payable semiannually on April 15th and October 15th of each year. The Senior Notes are guaranteed by the Company and all of MPG Holdco’s direct and indirect domestic subsidiaries that guarantee the Senior Credit Facilities.

The indenture governing the Senior Notes contains certain covenants, including a covenant that restricts the payment of dividends, subject to certain customary exceptions including the ability (i) to pay taxes attributable to MPG Holdco and its subsidiaries, (ii) to pay legal, accounting, and reporting expenses, (iii) to pay general and administrative costs and expenses, and reasonable directors fees and expenses, (iv) to repurchase stock owned by employees subject to certain limitations, (v) to pay management or similar fees subject to certain limitations, (vi) to pay franchise or similar taxes and fees to maintain organizational existence, and (vii) to pay dividends up to $30 million per year.

The proceeds from the Term Loan Facility and Senior Notes were used to prepay the existing debt of Metaldyne, HHI, and Grede, as well as, fees and expenses associated with the Refinancing. Prepayment of the existing debt of Metaldyne, HHI and Grede resulted in the elimination of the restrictions on the ability of each to pay dividends to MPG.

Other Liquidity and Capital Resource Items

As of December 31, 2014, $94.1 million of cash and cash equivalents were held by certain foreign subsidiaries whose earnings are reinvested indefinitely. We make this assertion based on the operational and investing needs of the foreign locations and our ability to fund our U.S. operations and obligations from domestic cash flow and capital resources. Based on this assertion, no provision has been made for U.S. income taxes, which would be assessed upon repatriation of the foreign earnings.

Contractual Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2014:

	Payments Due by Period
	Total	2015	2016 - 2017	2018 - 2019	Thereafter
	(In millions)
Long-term debt	$1,940.6	$13.7	$27.4	$27.0	$1,872.5
Interest on long-term debt (1)	745.4	100.3	203.4	200.7	241.0
Capital lease obligations (2)	90.9	6.7	9.2	8.2	66.8
Operating lease obligations	68.9	10.9	15.5	11.3	31.2
Capital expenditure purchase obligations	57.6	57.6	—	—	—
Other purchase obligations	19.1	18.4	0.7	—	—
Other long-term liabilities (2)	5.0	4.0	0.3	0.2	0.5

Total (3)	$2,927.5	$211.6	$256.5	$247.4	$2,212.0

(1)	Includes interest on the Term Loan Facility calculated using an average interest rate of 4.25%.
(2)	Includes interest totaling $64.7 million.
(3)	Due to the high degree of uncertainty regarding the timing of future cash outflows associated with unrecognized tax benefits, we are unable to make a reasonable estimate of the year in which cash settlements may occur with applicable tax authorities. As a result, unrecognized tax benefits of $7.4 million as of December 31, 2014 are not reflected in this contractual obligations table.

Cash Flows

Cash flows from operating, investing and financing activities were as follows:

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Successor Period 2012	Predecessor Period 2012
	(In millions)
Cash flows from operating activities	$305.4	$234.3	$(1.8)	$64.7
Cash flows from investing activities	(984.9)	(116.7)	(1,515.0)	(31.3)
Cash flows from financing activities	776.7	(91.1)	1,557.1	(27.3)
Effect of exchange rates on cash	(8.9)	1.4	—	0.3

Net increase in cash and cash equivalents	$88.3	$27.9	$40.3	$6.4

Cash Flows From Operating Activities

Cash flows from operating activities were a net inflow of $305.4 million for the year ended December 2014, $234.3 million for the year ended December 31, 2013, a net outflow of $1.8 million for Successor Period 2012 and a net inflow of $64.7 million for Predecessor Period 2012. For the year ended December 31, 2014, cash flows from operating activities reflected results of operations exclusive of non-cash income and expenses, primarily depreciation and amortization, deferred income taxes, losses on debt extinguishments, stock-based compensation, and goodwill impairment, less gains on foreign currency transactions and an increase in working capital. For the year ended December 31, 2013, cash flows from operating activities reflected results of operations exclusive of non-cash income and expenses, primarily depreciation and amortization and the write-down of a purchase price receivable from the Metaldyne Transaction less the change in deferred income taxes, partially offset by an increase in working capital. For the Successor Period 2012, cash flows from operating activities reflected a decrease in working capital less results of operations exclusive of non-cash income and expenses, primarily depreciation and amortization less the change in deferred income taxes. For the Predecessor Period 2012, cash flows from operating activities reflected an increase in working capital less results of operations exclusive of non-cash income and expenses, primarily depreciation and amortization.

Cash Flows From Investing Activities

Cash flows from investing activities were net outflows of $984.9 million, $116.7 million, $1,515.0 million and $31.3 million for the year ended December 31, 2014, the year ended December 31, 2013, Successor Period 2012 and Predecessor Period 2012, respectively. For the year ended December 31, 2014, cash flows from investing activities primarily reflected consideration paid for the Grede Transaction, $829.7 million, and capital expenditures. For the year ended December 31, 2013, cash flows from investing activities primarily reflected capital expenditures. For Successor Period 2012, cash flows from investing activities primarily reflected consideration paid for the HHI Transaction, $722.2 million, and consideration paid for the Metaldyne Transaction, $782.2 million, and capital expenditures. For the Predecessor Period 2012, cash flows from investing activities primarily reflected capital expenditures.

Cash Flows From Financing Activities

Cash flows from financing activities were a net inflow of $776.7 million for the year ended December 31, 2014, a net outflow of $91.1 million for the year ended December 31, 2013, a net inflow of $1,557.1 million for Successor Period 2012 and a net outflow of $27.3 million for Predecessor Period 2012 as detailed in the following table.

	Successor			Predecessor
	Year ended December 31, 2014	Year ended December 31, 2013	Successor Period 2012	Predecessor Period 2012
	(In millions)
Cash dividends	$(111.3)	$(256.9)	$—	$(70.0)
Other stock activity	(2.4)	0.6	—	—
Proceeds from stock issuance	260.5	—	546.0	—
Borrowings of short-term debt	388.8	545.6	6.0	38.9
Repayments of short-term debt	(407.4)	(533.2)	—	(38.9)
Proceeds of long-term debt	2,658.2	240.0	1,040.3	49.9
Principal payments of long-term debt	(1,952.0)	(59.9)	—	(2.8)
Payment of debt issue costs	(45.4)	(14.9)	(34.9)	(2.5)
Proceeds of other debt	1.0	1.4	—	—
Principal payments of other debt	(7.7)	(3.8)	(0.3)	(1.9)
Payment of offering related costs	(5.6)	—	—	—
Payment of contingent consideration for the Metaldyne Transaction	—	(10.0)	—	—

Total	$776.7	$(91.1)	$1,557.1	$(27.3)

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our actual results may differ from these estimates. The accounting policies that we believe to be the most critical to an understanding of our financial condition and results of operations and that require the most complex and subjective management judgments are discussed below.

Acquisitions

The recording of an acquisition entails the allocation of the purchase price of an acquired business to its identifiable assets and liabilities based on their fair value. Any excess amount of the purchase price over the allocated amounts is recognized as goodwill.

Determination of identifiable assets and liabilities and their fair values requires us to make significant judgments and estimates. Fair value of assets and liabilities is estimated based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Other estimates used in determining fair value include, but are not limited to, future cash flows or income related to intangibles, market rate assumptions, actuarial assumptions for benefit plans and appropriate discount rates. These estimates and assumptions are subject to a considerable degree of uncertainty.

The following table describes the methods used to estimate the significant fair values recognized in the accounting for the HHI Transaction, the Metaldyne Transaction and the Grede Transaction for the categories most subject to a considerable degree of uncertainty:

Category	Valuation Method and Inputs
Property and equipment

Personal property	Valued using a market approach, which relied upon selling and asking prices for similar assets in the used market, and using a cost approach, which relied on estimated replacement cost new.

Real property	Valued primarily using a market approach, which relied upon an analysis of the cost per square foot of gross building area from comparable sales.

Estimated remaining useful lives for property and equipment ranged from 1 year to 30 years exclusive of land.

Amortizable intangible assets

Customer relationships and platforms	Valued using an income approach, the multi-period excess earnings method (“MEEM”). In applying the MEEM, we estimated the future cash flows attributable to the customer relationships and platforms discounted at a risk-adjusted rate. The future cash flows were projected over the typical platform life-cycle of approximately 15 years for HHI and Metaldyne and 10 years for Grede.

Goodwill

Goodwill is evaluated for impairment annually or more often if a triggering even occurs between annual tests. The annual tests are performed in the fourth quarter.

For each reporting unit to which goodwill has been assigned, the evaluation for impairment entails a quantitative analysis of the fair value of the reporting unit compared to the carrying value of the reporting unit or the Company may opt to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount prior to performing the quantitative assessment.

Determination of our reporting units, impairment indicators and fair value requires us to make significant judgments and estimates, including the extent and timing of future cash flows. As part of the determination of future cash flows, we need to make assumptions on future general economic conditions, business projections, growth rates and discount rates. These assumptions are subject to a considerable degree of uncertainty and different assumptions could materially affect our conclusions on this matter. During 2014, we performed our annual evaluations as of the fourth quarter. See Note 9 of the notes to the consolidated financial statements contained within “Item 8. Financial Statements and Supplementary Data” for a discussion of the impairment loss recognized in the fourth quarter of 2014.

Long-lived Assets

Long-lived assets other than goodwill are evaluated for impairment if adverse events or changes in circumstances indicate the assets are potentially impaired. For each asset group affected by such impairment indicators, the recoverability of the carrying value of that asset group is determined by comparing the forecasted undiscounted cash flows related to that asset group to the asset group’s carrying value.

Determination of our asset groups, impairment indicators and future cash flows requires us to make significant judgments and estimates. As part of the determination of future cash flows, we need to make assumptions on future general economic conditions, business projections, growth rates and discount rates. These assumptions are subject to a considerable degree of uncertainty. During 2014, there were no indicators of potential impairment; therefore, no evaluation of long-lived assets for impairment was performed.

Stock-based Compensation

Stock-based compensation awards to employees and members of our boards of directors are accounted for based upon their grant date calculated value and recognized as expense over the requisite service period. The determination of calculated value differs from fair value in that the volatility assumption used in determining the value of the awards is based on the volatility of comparable companies rather than a volatility assumption for the issuing entity. Use of calculated value is necessary as the issuing entities are non-public entities and, therefore, sufficient information to estimate entity level volatility is unavailable.

The following table sets forth the weighted average inputs used to value the MPG stock options converted and granted in 2014 using the Black-Scholes Pricing Model:

	Converted Options	Granted Options
Weighted-average per share fair market value of the underlying stock (1)	$20.00	$20.00
Weighted-average exercise price	7.54	20.00
Expected term of the option (2)	6 years	6 years
Annual risk-free interest rate over the option’s expected term (3)	1.8%	1.8%
Expected annual dividend yield on the underlying stock over the option’s expected term (4)	0.0%	0.0%
Expected stock price volatility over the option’s expected term (5)	65.0%	65.0%
Grant-date calculated value	$15.94	$11.48

(1)	Based on the estimated fair value of MPG common stock on conversion or grant date.
(2)	Determined based on the assumption that the employee will exercise options evenly over the period when the options are vested, ending on the date when the options would expire.
(3)	Based on U.S. Treasury yield curves. If a security matching the expected term of the option was not available, a blended rate was derived from the yield curve of securities with similar terms.
(4)	As no dividend policy was established for MPG as of the conversion or grant date, the dividend assumption was 0%.
(5)	Based on historical volatility of comparable companies within our industry.

Income Taxes

In determining the provision for income taxes for financial statement purposes, we make estimates and judgments which affect our evaluation of the carrying value of our deferred tax assets as well as our calculation of certain tax liabilities. We evaluate the carrying value of our deferred tax assets considering all available positive and negative evidence. Such evidence includes historical operating results, the existence of cumulative losses in the most recent fiscal years, expectations for future pretax operating income, the time period over which our temporary differences will reverse and the implementation of feasible and prudent tax planning strategies. Deferred tax assets are reduced by a valuation allowance if, based on the weight of this evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods.

In addition, the calculation of our tax benefits and liabilities includes uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize tax benefits and liabilities based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these liabilities based on changing facts and circumstances; however, due to the complexity of some of these uncertainties and the impact of any tax audits, the ultimate resolutions may be materially different from our estimated liabilities. For further information related to income taxes, See Note 17 of the notes to the consolidated financial statements contained within “Item 8. Financial Statements and Supplementary Data”.

Pension Benefits

We have obligations for retiree benefits for certain employees under defined benefit pension plans and a cash balance retirement plan. For a description of these plans, See Note 18 of the notes to the consolidated financial statements contained within “Item 8. Financial Statements and Supplementary Data”.

We use actuarial estimated and related actuarial methods to calculate our obligation and expense. We are required to select certain actuarial assumptions, which are determined based on current market conditions, historical information and consultation with and input from our actuaries and asset managers. The key factors which impact our estimates are discount rates, asset return assumptions, compensation increase assumptions and actuarial assumptions such as retirement age and mortality which are determined as of the current year measurement date. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. These estimates and assumptions are subject to a considerable degree of uncertainty.

For the defined benefit pension plans, the obligation as of December 31, 2014 was determined using an assumed discount rate of 3.77% for the U.S. Plans and 3.08% for Non-U.S. plans. Pension costs for 2014 were determined using a discount rate of 4.04% for the U.S. Plans and 4.26% for the Non-U.S. plans and long-term asset return assumption of 7.25% for the U.S. Plans and 6.77% for the Non-U.S. plans. The following table presents the sensitivity of the obligation and expense to a hypothetical change in the discount rate assumptions:

Change in discount rate:	25 Basis Point Increase		25 Basis Point Decrease
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(In millions)
Resulting change in obligation	$(1.3)	$(2.4)	$1.4	$2.5
Resulting change in 2014 cost	*	*	*	*

*	Increase/decrease is less than $0.1 million.

A hypothetical 50 basis point decrease in the asset return assumption would increase the annual cost of benefits by $0.3 million.

Recently Issued Accounting Pronouncements

See Note 4 of the notes to the consolidated financial statements contained within “Item 8. Financial Statements and Supplementary Data.”

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

We are exposed to fluctuations in foreign currency exchange rates, interest rates and commodity prices for products we use in our manufacturing and sellable scrap we generate from manufacturing. To reduce our exposure to these risks, we maintain risk management controls to monitor these risks and take appropriate actions to attempt to mitigate such forms of market risks. We do not hold financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rate Risk

As a result of our global operations, we generate a significant portion of our sales and incur a substantial portion of our expenses in currencies other than the U.S. dollar. To the extent that we have significantly more costs than sales generated in a currency other than the U.S. dollar, we are subject to risk if the currency in which our costs are paid appreciates against the currency in which we generate sales because the appreciation effectively increases our cost in that country. We may selectively employ derivative instruments to reduce our foreign currency exchange risk. As of December 31, 2014, we had no material derivative instruments in place.

The financial condition, results of operations and cash flows of some of our operating entities are reported in currencies other than the U.S. dollar and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. As a result, appreciation of the U.S. dollar against these other currencies generally will have a negative impact on our reported sales and profits while depreciation of the U.S. dollar against these other currencies will generally have a positive effect on reported sales and profits. Our primary exposure is to fluctuations in the Euro exchange rate, and we also have exposure to fluctuations in the Mexican Peso, Korean Won and Chinese Renminbi exchange rates.

The following table sets forth a sensitivity analysis of the effect a hypothetical change in the U.S. dollar to Euro exchange rate would have on our net sales for the year ended December 31, 2014:

Change in exchange rate:	10% increase in U.S. dollar to Euro exchange rate	10% decrease in U.S. dollar to Euro exchange rate
	(In millions)
Resulting change in net sales	$(27.7)	$33.9

Interest Rate Risk

We are subject to interest rate market risk in connection on our Term Loan Facility and Revolving Credit Facility (together our “Credit Facilities”). As of December 31, 2014, our Credit Facilities provided for variable rate borrowings of up to $1,574.4 million including $234.4 million under our Revolving Credit Facilities, net of $15.6 million of letters of credit. The variable interest rate on our Term Loan Facility is subject to a LIBOR floor. Our Revolving Credit Facility bears interest at a variable rate based on LIBOR or a base rate plus an applicable margin. Due to the LIBOR floor, an assumed 25 basis point change in interest rates would have no impact on our annual interest expense from our Term Loan Facility. However, an assumed 25 basis point change in interest rates would change interest expense on our Revolving Credit Facility by $0.6 million if fully drawn and outstanding for the entire year.

Commodity Price Risk

We do not use derivative contracts to manage commodity price risk. We maintain raw material price pass-through arrangements with our customers on substantially all of our products to reduce exposure to raw material price fluctuations. In instances where the risk is not covered contractually, we have generally been able to adjust customer prices to recover commodity cost increases.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Metaldyne Performance Group Inc.:

We have audited the accompanying consolidated balance sheets of Metaldyne Performance Group Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years ended December 31, 2014 and 2013 and the period from October 6, 2012 through December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited Schedule II: Valuation and Qualifying Accounts (the financial statement schedule) for the years ended December 31, 2014 and 2013 and the period from October 6, 2012 to December 31, 2012. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements and financial statement schedule of ASP HHI Holdings, Inc., a wholly owned subsidiary, which financial statements reflect total assets constituting 45% as of December 31, 2013 and net sales constituting 45% and 91% for the year ended December 31, 2013 and the period from October 6, 2012 through December 31, 2012, respectively, of the consolidated totals. Those financial statements and financial statement schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for ASP HHI Holdings, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metaldyne Performance Group Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for years ended December 31, 2014 and 2013 and the period from October 6, 2012 through December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Detroit, Michigan

March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Metaldyne Performance Group Inc.

Plymouth, MI

We have audited the consolidated balance sheets of ASP HHI Holdings, Inc. and subsidiaries (the “Company”), a subsidiary of and predecessor to Metaldyne Performance Group Inc. (“MPG”), as of December 31, 2013 (successor) and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year ended December 31, 2013 (successor), the period from October 6, 2012 through December 31, 2012 (successor), and the period from January 1, 2012 through October 5, 2012 (predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The Company’s financial statements and financial statement schedule for the successor periods are not presented separately herein, while the Company’s financial statements and financial statement schedule for the predecessor period are presented as the predecessor entity in the MPG consolidated financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ASP HHI Holdings, Inc. and subsidiaries as of December 31, 2013 (successor) and the results of their operations and their cash flows for the year ended December 31, 2013 (successor), the period from October 6, 2012 through December 31, 2012 (successor), and the period from January 1, 2012 through October 5, 2012 (predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the Company’s basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Detroit, MI

August 22, 2014 (except for Note 24, as to which the date is March 16, 2015)

METALDYNE PERFORMANCE GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$156,498	68,224
Receivables, net:
Trade	312,943	222,304
Other	31,943	26,605

Total receivables, net	344,886	248,909
Inventories	204,789	154,800
Deferred income taxes	12,435	10,378
Prepaid expenses	13,004	10,750
Other assets	14,524	16,121

Total current assets	746,136	509,182
Property and equipment, net	750,181	539,504
Goodwill	907,716	657,991
Amortizable intangible assets, net	778,457	463,956
Deferred income taxes, noncurrent	1,359	2,785
Other assets	40,763	43,398

Total assets	$3,224,612	2,216,816

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$285,468	180,581
Accrued compensation	50,952	40,079
Accrued liabilities	79,934	54,911
Deferred income taxes	—	16,959
Short-term debt	1,572	20,378
Current maturities, long-term debt and capital lease obligations	16,497	24,143

Total current liabilities	434,423	337,051
Long-term debt, less current maturities	1,920,310	1,209,588
Capital lease obligations, less current maturities	23,425	25,937
Deferred income taxes	260,703	287,960
Other long-term liabilities	60,789	31,100

Total liabilities	2,699,650	1,891,636

Stockholders’ equity:
Common Stock: par $0.001, 400,000 authorized, 67,075 issued and outstanding	67	67
Paid-in capital	827,307	557,548
Deficit	(269,663)	(231,231)
Accumulated other comprehensive loss	(35,248)	(3,299)

Total equity attributable to stockholders	522,463	323,085
Noncontrolling interest	2,499	2,095

Total stockholders’ equity	524,962	325,180

Total liabilities and stockholders’ equity	$3,224,612	2,216,816

See accompanying notes to consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Successor Period 2012	Predecessor Period 2012
Net sales	$2,717,001	2,017,281	205,313	$680,514
Cost of sales	2,294,108	1,708,673	199,514	558,992

Gross profit	422,893	308,608	5,799	121,522
Selling, general and administrative expenses	194,590	123,239	14,354	116,645
Acquisition costs	13,046	—	25,921	13,421
Goodwill impairment	11,803	—	—	—

Operating profit (loss)	203,454	185,369	(34,476)	(8,544)
Interest expense, net	99,894	74,667	11,148	25,766
Loss on debt extinguishment	60,713	—	—	—
Other, net	(11,332)	17,872	1,510	2,455

Other expense, net	149,275	92,539	12,658	28,221

Income (loss) before tax	54,179	92,830	(47,134)	(36,765)
Income tax expense (benefit)	(19,082)	34,969	(15,247)	(11,123)

Net income (loss)	73,261	57,861	(31,887)	(25,642)
Income attributable to noncontrolling interest	434	293	45	136

Net income (loss) attributable to stockholders	$72,827	57,568	(31,932)	$(25,778)

Weighted average shares outstanding	67,075	67,075	67,075	17,694

Net income (loss) per share attributable to stockholders
Basic	$1.09	0.86	(0.48)	$(1.46)
Diluted	1.06	0.86	(0.48)	(1.46)

See accompanying notes to consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Successor Period 2012	Predecessor Period 2012
Net income (loss)	$73,261	57,861	(31,887)	$(25,642)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(23,984)	(3,481)	(397)	296
Net actuarial gain (loss) on defined benefit plans (net of tax of $1,624, $(101), $(4), and $—, respectively)	(7,995)	462	6	—

Other comprehensive income (loss), net of tax	(31,979)	(3,019)	(391)	296

Comprehensive income (loss)	41,282	54,842	(32,278)	(25,346)
Less comprehensive income attributable to noncontrolling interest	404	191	36	139

Comprehensive income (loss) attributable to stockholders	$40,878	54,651	(32,314)	$(25,485)

See accompanying notes to consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Membership Interests	Deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total stockholders’ equity (deficit)
Predecessor
Predecessor balance, December 31, 2011	$94,553	(185,599)	(1,285)	597	(91,734)
Purchase of treasury stock					—
Stock-based compensation expense reversal	(2,561)				(2,561)
Dividends, net of $1,323 of tax benefits on restricted stock units		(68,677)			(68,677)
Net income (loss)		(25,778)		136	(25,642)
Other comprehensive income			293	3	296

Balance, October 5, 2012	$91,992	(280,054)	(992)	736	(188,318)

	Common stock	Paid-in capital	Deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity (deficit)
Successor
Balance, October 6, 2012	$—	—	—	—	—	—
Retrospective recognition of the Combination and stock split	67					67
Other		625				625
Recognition of the HHI Transaction		254,734			956	255,690
Recognition of the Metaldyne Transaction		295,387			912	296,299
Stock-based compensation expense		100				100
Net income (loss)			(31,932)		45	(31,887)
Other comprehensive loss				(382)	(9)	(391)

Balance, December 31, 2012	67	550,846	(31,932)	(382)	1,904	520,503
Dividends			(256,867)			(256,867)
Other		527				527
Stock-based compensation expense		6,175				6,175
Net income			57,568		293	57,861
Other comprehensive loss				(2,917)	(102)	(3,019)

Balance, December 31, 2013	67	557,548	(231,231)	(3,299)	2,095	325,180
Recognition of the Grede Transaction		258,553				258,553
Pre-combination issuance of additional Grede membership interests		1,920				1,920
Dividends			(111,259)			(111,259)
Other		(2,450)				(2,450)
Stock-based compensation expense		17,319				17,319
Offering related costs		(5,583)				(5,583)
Net income			72,827		434	73,261
Other comprehensive loss				(31,949)	(30)	(31,979)

Balance, December 31, 2014	$67	827,307	(269,663)	(35,248)	2,499	524,962

See accompanying notes to consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Successor Period 2012	Predecessor Period 2012
Cash flows from operating activities:
Net income (loss)	$73,261	57,861	(31,887)	$(25,642)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	210,807	163,382	18,692	20,001
Debt fee amortization	6,341	7,628	944	2,677
Loss on debt extinguishment	60,713	—	—	—
Goodwill impairment	11,803	—	—	—
(Gain) loss on fixed asset dispositions	2,125	1,419	—	(1,052)
Deferred income taxes	(88,431)	(9,216)	(17,364)	5,130
Recognition of deferred gain	—	—	—	(729)
Recognition of deferred revenue	(950)	(1,343)	(573)	(1,644)
Noncash interest expense	928	966	25	—
Write-down of purchase price receivable	—	10,121	—	—
Stock-based compensation expense	17,319	6,175	100	—
Foreign currency adjustment	(12,743)	2,204	1,793	—
Other	3,837	3,706	56	2,687
Changes in assets and liabilities:
Receivables, net	20,236	(14,631)	19,696	(8,858)
Inventories	(15,571)	(1,962)	12,109	(1,139)
Prepaid expenses and other assets	(1,001)	28,550	6,202	(31,756)
Accounts payable, accrued liabilities and accrued compensation	22,602	(14,988)	(10,797)	106,010
Long-term assets and liabilities, other	(5,855)	(5,614)	(807)	(982)

Net cash provided by (used for) operating activities	305,421	234,258	(1,811)	64,703

Cash flows from investing activities:
Capital expenditures	(156,390)	(122,256)	(10,430)	(32,592)
Proceeds from sale of fixed assets	1,420	1,068	—	1,513
Capitalized patent costs	(243)	(352)	(114)	(222)
Grede Transaction, net of cash acquired	(829,656)	—	—	—
HHI Transaction, net of cash acquired	—	—	(722,248)	—
Metaldyne Transaction, net of cash acquired	—	—	(782,165)	—
Release of escrow from the Metaldyne Transaction	—	4,807	—	—

Net cash used for investing activities	(984,869)	(116,733)	(1,514,957)	(31,301)
Cash flows from financing activities:
Cash dividends	(111,259)	(256,867)	—	(70,000)
Other stock activity	(2,444)	579	—	—
Proceeds from stock issuance	260,474	—	545,993	—
Borrowings of short-term debt	388,773	545,621	6,000	38,900
Repayments of short-term debt	(407,357)	(533,182)	—	(38,903)
Proceeds of long-term debt	2,658,250	240,000	1,040,252	49,875
Principal payments of long-term debt	(1,952,041)	(59,904)	—	(2,814)
Payment of debt issue costs	(45,427)	(14,956)	(34,851)	(2,455)
Proceeds of other debt	998	1,390	—	—
Principal payments of other debt	(7,703)	(3,756)	(250)	(1,947)
Payment of offering related costs	(5,583)	—	—	—
Payment of contingent consideration for the Metaldyne Transaction	—	(10,000)	—	—

Net cash provided by (used for) financing activities	776,681	(91,075)	1,557,144	(27,344)
Effect of exchange rates on cash	(8,959)	1,443	(45)	344

Net increase in cash and cash equivalents	$88,274	27,893	40,331	$6,402

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	$68,224	40,331	—	$4,203
Net increase in cash and cash equivalents	88,274	27,893	40,331	6,402

Cash and cash equivalents, end of period	$156,498	68,224	40,331	$10,605

Supplementary cash flow information:
Cash paid for income taxes, net	$63,921	46,889	324	$15,549
Cash paid for interest	74,624	77,881	5,217	22,004
Noncash transactions:
Capital expenditures in accounts payables	36,192	15,378	18,213	2,410

See accompanying notes to consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of the Business

Metaldyne Performance Group Inc. is a leading provider of components for use in engine, transmission and driveline (“Powertrain”) and chassis, suspension, steering and brake component (“Safety-Critical”) Platforms for the global light, commercial and industrial vehicle markets. We produce these components using complex metal-forming manufacturing technologies and processes for a global customer base of vehicle original equipment manufacturers (“OEMs”) and tier I suppliers (“Tier I suppliers”). Our components help OEMs meet fuel economy, performance and safety standards. Our metal-forming manufacturing technologies and processes include aluminum casting (“Aluminum Die Casting”), cold, warm or hot forging (“Forging”), iron casting (“Iron Casting”), and powder metal forming (“Powder Metal Forming”), as well as value-added precision machining and assembly (“Advanced Machining and Assembly”). These technologies and processes are used to create a wide range of customized Powertrain and Safety-Critical components that address requirements for power density (increased component strength to weight ratio), power generation, power / torque transfer, strength and Noise, Vibration and Harshness (“NVH”). Metaldyne Performance Group Inc. is organized and operated as three operating segments: the HHI segment, the Metaldyne segment and the Grede segment.

(2) Basis of Presentation and Consolidation

Basis of Presentation

Metaldyne Performance Group Inc. was formed through the reorganization of ASP HHI Holdings, Inc. (together with its subsidiaries, “HHI”), ASP MD Holdings, Inc. (together with its subsidiaries, “Metaldyne”) and ASP Grede Intermediate Holdings LLC (together with its subsidiaries, “Grede”) on August 4, 2014 (the “Combination”). The Combination occurred through mergers with three separate wholly owned merger subsidiaries of Metaldyne Performance Group Inc. (“MPG,” the “Company,” “we,” “our” and “us” and similar terms refer to Metaldyne Performance Group Inc. and all of its subsidiaries, including HHI, Metaldyne and Grede). In connection with the Combination, 13.4 million shares of MPG common stock were issued in exchange for the outstanding shares of HHI, Metaldyne and Grede. On November 18, 2014, the outstanding shares of MPG common stock were split at a 5-to-1 ratio (the “Stock Split”). After the Stock Split, 67.1 million shares were outstanding. The number of authorized shares was increased to 400.0 million.

These financial statements present HHI, as the predecessor to MPG. HHI Group Holdings, Inc. (the “Predecessor Company”) was acquired by an affiliate of American Securities LLC (together with its affiliates, “American Securities”) on October 5, 2012. Metaldyne was acquired by a subsidiary of American Securities on December 18, 2012. Grede was acquired by American Securities on June 2, 2014.

The period from January 1, 2012 to October 5, 2012 is referred to as the Predecessor Period and the period from October 6, 2012 to December 31, 2014 as the Successor Period. The period from October 6, 2012 to December 31, 2012 is referred to as Successor Period 2012 and the period from January 1, 2012 to October 5, 2012 is referred to as Predecessor Period 2012.

Consolidation

The Combination has been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests, that is, the bases of accounting of HHI, Metaldyne and Grede were carried over to MPG. These financial statements reflect the retrospective application of the MPG capital structure and the Stock Split for all successor periods. These financial statements reflect the accounts of HHI for all periods, Metaldyne from December 18, 2012 forward and Grede from June 2, 2014 forward.

All significant intercompany balances and transactions have been eliminated in consolidation.

(3) Significant Accounting Policies

The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) as defined by the Financial Accounting Standards Board (“FASB”) within the FASB Accounting Standards Codification.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Use of significant estimates and judgments are inherent in the accounting for acquisitions, stock-based compensation, income taxes and employee benefit plans, as well as in the testing of goodwill and long-lived assets for potential impairment. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Revenue Recognition

Revenue is recognized when there is evidence of a sale, delivery has occurred or services have been rendered, the sales price is fixed or determinable and the collectability of receivables is reasonably assured. The Company has ongoing adjustments to its pricing arrangements with customers based on the related content and cost of its products. These adjustments are accrued as products are shipped to customers. Such pricing accruals are adjusted periodically and as they are settled with the customers. The Company has agreements allowing the pass-through of changes in the prices of raw materials referred to as material surcharges. Material surcharges are recognized as revenue when an agreement is reached, delivery of the goods has occurred and the amount of the material surcharge is determinable.

Cash and Cash Equivalents

All highly liquid investments with an initial maturity of three months or less are considered to be cash and cash equivalents. A cash pooling strategy is in place with certain foreign operations. Checks issued but not presented to banks may result in book overdraft balances for accounting purposes and such book overdrafts are classified within accounts payable and the change as a component of operating cash flows.

Receivables

Accounts receivable are stated at amounts estimated by management to be the net realizable value. An allowance for doubtful accounts is recorded when it is probable that amounts will not be collected based on specific identification of customer circumstances, age of the receivable and other pertinent information. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Valuation allowances for doubtful accounts, pricing accruals and anticipated customer deductions and returns are recorded based upon current information.

Agreements are in place with international factoring companies to sell customer accounts receivable from locations in France, Germany, the Czech Republic, and the United Kingdom (“U.K.”) on a nonrecourse basis. The Company collects payment and remits such collections to the factoring companies for a portion of the sold receivables. The Company has no continuing involvement with all other sold receivables. A commission is paid to the factoring company plus interest calculated from the date the receivables are sold to either the customer’s due date or a specified number of days thereafter or until the receivable is deemed uncollectible.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method for over 90% of our inventories. Cost includes the cost of materials, direct labor and the applicable share of manufacturing overhead. To the extent management determines it is holding excess or obsolete inventory, the inventory is written down to its net realizable value.

Pre-production Costs on Long-term Supply Arrangements

Pre-production engineering, research and development costs related to products made for customers under long-term supply agreements are expensed as incurred. Pre-production tooling costs related to products made for customers under long-term supply agreements are expensed when reimbursement is not contractually guaranteed by the customer or where the customer has not provided a noncancelable right to use the tooling.

Long-lived assets

Long-lived assets other than goodwill are evaluated for impairment if adverse events or changes in circumstances indicate it is more likely than not that the assets are impaired. For each asset group affected by such impairment indicators, the recoverability of the carrying value of that asset group is determined by comparing the forecasted undiscounted cash flows related to that asset group to the asset group’s carrying value.

Property and equipment, net: Property and equipment additions, including significant improvements, are recorded at cost, less accumulated depreciation. Upon retirement or disposal of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in cost of sales. Repair and maintenance costs are charged to expense as incurred.

Depreciation is provided for using the straight-line method over the estimated useful lives of the related assets. Assets held under capital lease are included in property and equipment, net and the depreciation of these assets is included in accumulated depreciation. Capital lease assets are depreciated over the lesser of the lease term or their useful lives.

Amortizable intangible assets, net: The useful lives of intangible assets are determined based on consideration of multiple factors including the Company’s expected use of the assets, the expected useful life of related assets and other external factors that may limit the useful life. Amortization is provided for using the straight-line method over the estimated useful lives for intangible assets with definite useful lives.

Goodwill Impairment Testing

Goodwill is evaluated for impairment annually or more often if a triggering event occurs between annual tests. The annual tests are performed in the fourth quarter.

For each reporting unit to which goodwill has been assigned, the evaluation for impairment entails a quantitative analysis of the fair value of the reporting unit compared to the carrying value of the reporting unit. The Company may opt to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount prior to performing the quantitative assessment.

Foreign Currency Translation

The financial statements of foreign subsidiaries are translated to U.S. dollars at end-of-period exchange rates for assets and liabilities and an average monthly exchange rate for revenues and expenses. Translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within equity. Transaction gains and losses arising from fluctuations in foreign currency exchange rates on transactions denominated in currencies other than a subsidiary’s functional currency are recognized in other expense, net.

Stock-based Compensation

Stock-based compensation is measured based on the grant-date calculated value or grant-date fair value of the award, and is recognized as expense over the requisite service period. The determination of calculated value differs from fair value in that the volatility assumption used in determining the value of the awards is based on the volatility of comparable companies rather than a volatility assumption for the issuing entity. Calculated value is used to measure compensation cost when specific entity level volatility information is insufficient or unavailable. To measure compensation cost of stock options, we determined calculated value using a Black-Scholes or binomial option pricing model. To measure compensation cost of restricted stock awards, we use the market value of the Company’s common stock as of the grant date.

Employee Benefit Plans

Annual net periodic benefit expense and benefit liabilities under defined benefit pension plans and statutory retirement benefits are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Pensions and other postretirement employee benefit costs and related liabilities and assets are dependent upon assumptions used in calculating such amounts. These assumptions include discount rates, expected returns on plan assets, health care cost trends, compensation and other factors. Each year end, actual experience is compared to the more significant assumptions used and the assumptions are adjusted, if warranted. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high quality fixed income investments. Certain pension benefits are funded through investment held with trustees and the expected long-term rate of return on fund assets is based on actual historical returns modified for known changes in the market and any expected change in investment policy. Actual results that differ from the assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense in future periods.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The effect of income tax positions are recognized only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.

Noncontrolling Interests

The accumulated amount of noncontrolling interests is classified in the consolidated balance sheets as a component of total stockholders’ equity and noncontrolling interests are reflected in the consolidated statements of stockholders’ equity (deficit) and comprehensive income (loss).

Fair Value Measurements

The fair values of assets and liabilities disclosed are categorized based on a fair value hierarchy giving the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. The various levels of the fair value hierarchy are described as follows:

Level 1	Financial assets and liabilities whose values are based on quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2	Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

Level 3	Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

(4) Accounting Standards Issued But Not Yet Adopted

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for reporting and requires expanded disclosures about discontinued operations. The guidance is effective for fiscal years beginning on or after December 15, 2014 and should be applied prospectively. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016. Early adoption is not permitted. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on the consolidated financial statements.

(5) Acquisitions

Grede Transaction

On June 2, 2014 (the “Acquisition Date”), a subsidiary of American Securities, ASP Grede Intermediate Holdings LLC (together with its subsidiaries, “Grede”), purchased 97.1% of the membership interests in Grede Holdings LLC (the “Grede Transaction”). Management and outside investors purchased the remaining membership interests. Upon completion of the Combination, 100% of Grede is owned by the Company.

Purchase Accounting

The Grede Transaction was a cash purchase and was accounted for under the acquisition method. The accounting for the acquisition has been pushed-down to the financial statements of the Company. All assets acquired and liabilities assumed were recorded in the financial statements at estimated fair value.

The purchase price for the acquisition, net of cash and cash equivalents, was $829.7 million. The acquisition was funded by cash from capital contributions ($251.1 million from affiliates of American Securities, $6.5 million from certain members of the Grede management team and $1.0 million from outside investors) and the issuance of term loan debt.

The Grede Transaction was recorded, as revised for updated valuation information, in the accounts of the Company as follows:

June 2, 2014
(In thousands)
Fair value of consideration	$829,656
Assets acquired:
Receivables	120,232
Inventories	40,121
Prepaid expenses and other current assets	11,360
Property and equipment	208,525
Amortizable intangible assets	369,100
Other assets	9,107

Total assets acquired	758,445
Liabilities assumed:
Accounts payable	94,658
Accrued liabilities	25,734
Deferred tax liabilities	47,496
Short-term debt	1,752
Other long-term liabilities	20,677

Total liabilities assumed	190,317

Net identifiable assets acquired, net of cash and cash equivalents	568,128

Goodwill	$261,528

The valuation method used to estimate the fair value of assets acquired and liabilities assumed entailed a cost approach, a market approach, an income approach or a combination of those approaches based on the nature of the asset or liability being valued. The estimated value of property and equipment was determined using a cost approach, relying on estimated replacement costs. Within amortizable intangible assets, customer relationships and platforms were valued using an income approach, relying on estimated multi-period excess earnings attributable to the relationship or platform.

Goodwill recognized was primarily attributable to potential operational synergies related to overhead cost reductions and the assembled workforce. None of the goodwill recognized is expected to be deductible for tax purposes.

Additional details of the assets recognized were as follows:

	June 2, 2014
	(In thousands)
Inventories
Raw materials	$11,937
Work in process	12,545
Finished goods	15,639

Total inventories	$40,121

	June 2, 2014	Estimated Useful Lives
	(In thousands)	(In years)
Property and equipment
Land	$12,220	—
Buildings	31,839	5 - 29
Machinery and equipment	148,827	1 – 20
Assets not yet placed in service	15,639	—

Total property and equipment	$208,525

	June 2, 2014	Amortization Period
	(In thousands)	(In years)
Amortizable intangible assets
Customer relationships and platforms	$338,700	10
Other: trade names	30,400	15

Total amortizable intangible assets	$369,100

The estimated fair value of inventories was $4.4 million higher than the carrying value at the time of the acquisition. The entire amount of this step-up in value was expensed in cost of sales during 2014 based on an analysis of Grede’s inventory turns.

Grede has estimated a remaining useful life of 10 years for the customer relationships and platforms due to the strong and longstanding relationships with our customers, which include many of the leading global OEMs and Tier 1 Suppliers. Grede has estimated a remaining useful life of 15 years for the trade names based on the nature of the industry, the length of time it has been in business and the relative strength of the name in the marketplace.

Included within other long-term liabilities are obligations for noncontributory defined benefit plans maintained by Grede for certain employees covered by collective bargaining agreements. The obligations for these plans were measured as of the acquisition date.

The funded status as of the Acquisition Date was as follows:

June 2, 2014
(In thousands)
Projected benefit obligation	$33,864
Fair value of plan assets	27,615

Funded Status	$(6,249)

A weighted average discount rate of 4.04% was used to determine the projected benefit obligation. The rate of compensation increase is not applicable due to the fact that the plans’ benefits are based on credited years of service. The plans’ assets are composed primarily of pooled separate accounts in which the underlying securities are primarily publicly traded domestic equities and government debt securities. The amount of Grede revenues and earnings included in the consolidated statements of operations subsequent to the Grede Transaction was as follows:

2014
(In thousands)
Revenues: Net sales	$572,126
Earnings: Loss before income taxes	(19,224)

Grede Transaction-related expenses incurred in 2014 were $13.0 million, which were recorded within acquisition costs, of which $8.3 million was paid to related parties.

Metaldyne Transaction

The acquisition of Metaldyne by American Securities (the “Metaldyne Transaction”) on December 17, 2012 was accounted for under the acquisition method. As such, all assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition. The accounting for the acquisition has been pushed-down to the financial statements of the Company.

The purchase price of the Metaldyne Transaction, including contingent consideration was $833.7 million. The Metaldyne Transaction was financed through a $620 million Senior Secured Credit Facility which included a $75 million revolving credit facility (of which $6 million was outstanding as of December 18, 2012), $295 million in cash and equity (of which $290 million was paid by affiliates of American Securities and $0.5 million was paid and $4.8 million of equity was converted by certain members of the Metaldyne management team) and $175 million of Metaldyne’s cash as of December 18, 2012. After the Metaldyne Transaction and prior to the Combination, affiliates of American Securities owned 98.2% and certain members of Metaldyne management owned 1.8% of Metaldyne.

The purchase price of the Metaldyne Transaction reflected a reduction of $14.9 million for a purchase price adjustment recorded under the terms of the Metaldyne Transaction agreement. During 2013, the former stockholders disputed the calculation of the purchase price adjustment. The dispute was ultimately resolved through an arbitration process resulting in a reduction of the purchase price adjustment in favor of the former stockholders of $10.1 million. This amount was recorded in other expense, net in during 2013. The remaining purchase price adjustment of $4.8 million was received in cash in 2013.

Metaldyne Transaction-related expenses of $15.6 million were incurred and recorded within acquisition costs in Successor Period 2012, of which $8.2 million was paid to related parties.

The amount of Metaldyne revenues and earnings included in the consolidated statements of operations subsequent to the Metaldyne Transaction was as follows:

	2014	2013	Successor Period 2012
	(In thousands)
Revenues: Net sales	$1,176,367	1,110,765	18,897
Earnings: Income (loss) before income taxes	65,960	35,796	(28,748)

HHI Transaction

The acquisition of HHI by American Securities (the “HHI Transaction”) on October 5, 2012 was accounted for under the acquisition method. As such, all assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition. The accounting for the acquisition has been pushed-down to the financial statements of the Company.

The HHI Transaction was a cash purchase. The purchase price for the HHI Transaction, net of cash and cash equivalents, was $722.2 million. The acquisition was funded by cash from capital contributions ($235.0 million from affiliates of American Securities and $19.7 million from certain members of the HHI management team) and the issuance of term loan debt. After the HHI Transaction and prior to the Combination, affiliates of American Securities owned 92.3% and certain members of HHI management owned 7.7% of HHI. Sale proceeds of $77.3 million were placed into an escrow account to be released upon the finalization of various true-up calculations and once certain representations and warranties have settled. As of December 31, 2013, $32.3 million of the escrow had been released to the sellers, $33.8 million was released in April 2014 and the final release is expected in November 2015, provided the related representations and warranties have settled.

HHI Transaction-related expenses of $10.3 million were incurred and recorded within acquisition costs in Successor Period 2012, of which $7.5 million was paid to related parties. HHI Transaction-related expenses of $13.4 million were incurred and recorded within acquisition costs in Predecessor Period 2012.

The amount of HHI revenues and earnings included in the statements of operations subsequent to the HHI Transaction was as follows:

	2014	2013	Successor Period 2012
	(In thousands)
Revenues: Net sales	$968,508	906,516	186,416
Earnings: Income (loss) before income taxes	29,721	57,034	(18,386)

Supplemental Pro Forma Information (Unaudited)

The following table presents the revenues and earnings of MPG on a pro forma basis as if the Grede Transaction had occurred on January 1, 2013:

	Pro Forma
	2014	2013
	(In thousands)
Revenues: Net sales.	$3,144,000	3,052,900
Earnings: Income before income taxes	93,300	103,400

These results do not purport to be indicative of the results of operations which actually would have resulted had the Grede Transaction occurred on January 1, 2013, or of the future results of operations of the Company.

The following table presents the revenues and earnings of MPG on a pro forma basis as if the HHI Transaction and the Metaldyne Transaction had occurred on January 1, 2011:

Pro Forma 2012
(In thousands)
Revenues: Net sales	$1,917,600
Earnings: Income before income taxes	80,000

These results do not purport to be indicative of the results of operations which actually would have resulted had the HHI Transaction and the Metaldyne Transaction occurred on January 1, 2011, or of the future results of operations of the Company.

(6) Receivables

Receivables as of December 31 were stated net of the following allowances:

	2014	2013
	(In thousands)
Doubtful accounts	$1,488	1,147
Pricing accruals and anticipated customer deductions	4,781	7,955
Returns	1,753	—

	$8,022	9,102

Receivables available for sale and sold under agreements with international factoring companies as of December 31 were as follows:

	2014	2013
	(In thousands)
Available for sale	$51,865	56,067
Sold	43,844	28,915

(7) Inventories

Inventories as of December 31 were as follows:

	2014	2013
	(In thousands)
Raw materials	$67,812	49,459
Work in process	69,929	55,197
Finished goods	67,048	50,144

Total inventories	$204,789	154,800

(8) Property and Equipment

The carrying amount, accumulated depreciation and useful lives of property and equipment as of December 31 were as follows:

	Estimated Useful Lives	2014	2013
		(In thousands)
Land and land improvements	1 - 30	$28,324	16,680
Buildings and improvements	1 - 30	94,050	54,260
Machinery and equipment	1 - 20	797,284	537,195
Assets not yet placed in service		114,053	69,749

		1,033,711	677,884
Accumulated depreciation		(283,529)	(138,380)

Property and equipment, net		$750,181	539,504

Property and equipment are depreciated on a straight-line basis. Depreciation expense was $155.0 million for 2014, $126.9 million for 2013, $14.4 million for Successor Period 2012 and $19.7 million for Predecessor Period 2012.

Included in machinery and equipment are gross carrying values for assets under capital lease of $13.9 million and $15.3 million as of December 31, 2014 and 2013, respectively; related accumulated depreciation was $6.8 million and $4.0 million as of December 31, 2014 and 2013, respectively.

(9) Goodwill

Changes in the carrying value of goodwill by segment were as follows:

	HHI Segment	Metaldyne Segment	Grede Segment	Total
	(In thousands)
Balance December 31, 2012	$309,399	348,592	—	657,991

Balance December 31, 2013	309,399	348,592	—	657,991
Goodwill resulting from Grede Transaction	—	—	261,528	261,528
Impairment	(11,803)	—	—	(11,803)

Balance December 31, 2014	$297,596	348,592	261,528	907,716

In conjunction with our annual impairment test, the Company concluded that the goodwill assigned to a reportable unit within the HHI segment (the “Unit”) was no longer recoverable. The Unit manufactures wheel bearings for a large OEM customer at our facility in Sandusky, Ohio (the “Sandusky facility”). Under the terms of our contract with this customer, labor costs at the Sandusky facility are subsidized by the customer. In our assessment of the recoverability of the Unit’s goodwill, the Company estimated the fair value of the Unit using an income method based on discounted cash flows, which resulted in a fair value below the carrying value. Key factors impacting a lower fair value included the scheduled attrition of programs for the OEM customer and the expiration of labor subsidies in September 2015. An impairment loss of $11.8 million was recognized in the fourth quarter of 2014, representing the full amount of goodwill assigned to the Unit.

(10) Amortizable Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of December 31 were as follows:

	2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer relationships and platforms	$745,200	(76,514)	668,686
Other	126,360	(16,589)	109,771

Total	$871,560	(93,103)	778,457

	2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer relationships and platforms	$406,500	(30,293)	376,207
Other	95,717	(7,968)	87,749

Total	$502,217	(38,261)	463,956

Amortization expense was $54.8 million for 2014, $34.0 million for 2013, $4.3 million for Successor Period 2012, and $0.3 million for Predecessor Period 2012. As of December 31, 2014, the weighted-average useful life of customer relationships and platforms was 13 years.

Estimated amortization expense for the next five years is $70.1 million for 2015, $70.1 million for 2016, $70.0 million for 2017, $68.5 million for 2018 and $68.5 million for 2019.

(11) Debt

The carrying value of debt as of December 31 was as follows:

	2014	2013
	(In thousands)
Short-term debt:
Revolving lines of credit	$—	19,039
Other short-term debt	1,572	1,339

Total short-term debt	$1,572	20,378

Long-term debt:
Term loans
Term Loan Facility	$1,340,000	—
HHI Term Loans	—	565,894
Metaldyne USD Term Loan	—	535,535
Metaldyne Euro Term Loan	—	136,303
Senior Notes	600,000	—
Other long-term debt (various interest rates)	589	368

Total	1,940,589	1,238,100
Unamortized discount on term loans	(6,579)	(8,088)
Current maturities	(13,700)	(20,424)

Total long-term debt	$1,920,310	1,209,588

Credit Facilities

In October 2014, MPG Holdco I Inc., the Company’s wholly owned subsidiary (“Holdco”) entered into a senior secured credit facility (the “Senior Credit Facilities”) consisting of a $1,350.0 million term loan (“Term Loan Facility”) and a $250.0 million revolving credit facility (“Revolving Credit Facility”).

Interest on the Term Loan Facility is accrued at a rate equal to the London Interbank Offered Rate (“LIBOR”) rate (bearing a LIBOR floor of 1.00%) plus an applicable margin of 3.25% or a base rate that is the higher of the Federal Funds Rate (plus 0.50%), the U.S. prime rate as published in the Wall Street Journal, or LIBOR (plus 1.00%), plus an applicable margin of 2.25%, at Holdco’s option. Prior to the Company’s initial public offering on December 12, 2014, the applicable margin was 3.50% for LIBOR rate loans and 2.50% for base rate loans. The interest rate in effect as of December 31, 2014 was 4.25%. The Term Loan Facility matures in 2021 and is payable in quarterly installments of $3.375 million beginning in March 2015. In December 2014, the Company made a prepayment of $10.0 million on the Term Loan Facility.

Interest on the Revolving Credit Facility is accrued at a rate equal to the LIBOR rate plus an applicable margin of 3.25% or a base rate that is the higher of the Federal Funds Rate (plus 0.50%), the U.S. prime rate as published in the Wall Street Journal, or LIBOR (plus 1.00%), plus an applicable margin of 2.25%, at Holdco’s option. The applicable margin is based on a leverage ratio grid and was 0.25% higher prior to the Company’s initial public offering on December 12, 2014. The Revolving Credit Facility is a five-year facility that matures in 2019. As of December 31, 2014, zero was outstanding under the Revolving Credit Facility and $234.4 million was available after giving effect to outstanding letters of credit.

Holdco pays fees with respect to the Revolving Credit Facility, including (i) an unused commitment fee of 0.50% or 0.375% based on a leverage ratio, (ii) fixed fees with respect to letters of credit of 3.25% per annum on the stated amount of each letter of credit outstanding during each month and (iii) customary administrative fees.

The agreement governing the Senior Credit Facilities contains certain covenants that, among other things, require MPG Holdco to maintain a leverage ratio once revolver borrowings and letters of credit exceed 35% of aggregate revolving credit commitments as defined under the terms of the Senior Credit Facilities and to comply with customary affirmative and negative covenants. In addition to scheduled maturities, the Term Loan Facility is subject to customary mandatory prepayments, including an excess cash flow sweep based on leverage ratio step downs and a mandatory prepayment for certain asset sales. Beginning in 2016, we are required to prepay a portion of the Term Loan Facility in an amount equal to a percentage of the preceding fiscal year’s excess cash flow, as defined, with such percentage based on our leverage ratio, as defined.

The agreements governing the Senior Credit Facilities and the Senior Notes restrict the payment of dividends except (i) to pay reasonable estimated amount of taxes as long as not prohibited by applicable laws, (ii) to pay legal, accounting, and reporting expenses, (iii) to pay general administrative costs and expenses, and reasonable directors fees, and expenses; (iv) to repurchase stock owned by employees, (v) for management or similar fees, (vi) to pay franchise or similar taxes to maintain corporate existence, (vii) permitted tax distributions, and (viii) to pay dividends up to $30.0 million or 6% of the net cash proceeds from an underwritten public offering of our common stock.

The Senior Credit Facilities are guaranteed by MPG and certain of its direct and indirect existing and future domestic subsidiaries and are secured on a first priority basis by all or substantially all of our assets, the assets of Holdco and each guarantor’s assets, including a pledge of capital stock of our U.S. subsidiaries that hold domestic assets and a portion of the capital stock of the first tier foreign subsidiaries of MPG and each guarantor. The Senior Notes are guaranteed by MPG and certain of its direct and indirect existing and future domestic subsidiaries. The Senior Notes are pari passu in right of payment with the Senior Credit Facilities, but are effectively subordinated to the Senior Credit Facilities to the extent of the value of the assets securing such indebtedness.

Notes

In October 2014, Holdco issued $600.0 million of senior notes (“Senior Notes”). The Senior Notes mature in 2022, and bear interest at a rate of 7.375%, payable semi-annually on April 15 and October 15 per the terms of the indenture governing the Senior Notes.

The indenture governing the Senior Notes contains certain covenants, including a covenant that restricts the payment of dividends except (i) to pay reasonable estimated amount of taxes as long as not prohibited by applicable laws, (ii) to pay legal, accounting, and reporting expenses, (iii) to pay general and administrative costs and expenses, and reasonable directors fees, and expenses, (iv) to repurchase stock owned by employees, (v) for management or similar fees, (vi) to pay franchise or similar taxes to maintain corporate existence and (vii) to pay dividends up to $30.0 million or 6% of the net cash proceeds from an underwritten public offering of our common stock.

The Company has agreed to use commercially reasonable efforts to register notes having substantially identical terms to the Senior Notes with the Securities and Exchange Commission by June 9, 2015.

Extinguished Debt

As of December 31, 2013, the Company had outstanding a combined total of $1,101.4 million in U.S. dollar denominated term loans (the “USD Term Loans”) and €99 million in a Euro denominated term loan (the “Euro Term Loan”). The USD Term Loans bore interest at a variable rate of LIBOR plus 3.75% or a base rate plus 2.75%. LIBOR was subject to a floor of 1.25% and the base rate was subject to a floor of 2.25%. The Euro Term Loan bore interest at a variable rate of Euro InterBank Offered Rate (“EURIBOR”) plus 5.25%. EURIBOR was subject to a floor of 1.25%.

The proceeds from the Term Loan Facility and Senior Notes were used to prepay the existing debt of Metaldyne, HHI, and Grede (collectively the “Extinguished Debt”), as well as, fees and expenses associated with the Term Loan Facility and Senior Notes (proceeds, prepayment and related fees and expenses collectively the “Refinancing”). In addition to the term loans outstanding at December 31, 2013, included in the Extinguished Debt was a seven-year $600.0 million term loan agreement maturing in 2021, which Grede entered into in June 2014, an incremental term loan of $115 million, which HHI entered into in May 2014. Prepayment of this debt resulted in the expensing of unamortized debt fees, expenses and original issue discount on the Extinguished Debt totaling $60.7 million within loss on debt extinguishment.

Prepayment of the Extinguished Debt of Metaldyne, HHI and Grede resulted in the elimination of the restrictions on the ability of each to pay dividends to MPG.

Scheduled Maturities of Long-term Debt

As of December 31, 2014, the Company’s scheduled principal payments of long-term debt for the five succeeding years were $13.7 million for 2015, $13.6 million for 2016, $13.8 million for 2017, $13.5 million for 2018 and $13.5 million for 2019. The scheduled principal payments are exclusive of potential required prepayments.

(12) Lease Commitments

The Company leases certain property and equipment under capital and operating lease arrangements that expire at various dates through 2036. Most of the operating leases provide the option, after the initial lease term, either to purchase the property or renew its lease at the then fair value.

Future minimum lease payments by the Company under capital and operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 2014 are as follows:

	Capital Leases	Operating Leases
	(In thousands)
Company minimum lease payments:
2015	$6,711	$10,908
2016	5,100	8,753
2017	4,037	6,769
2018	4,098	5,778
2019	4,144	5,546
Thereafter	66,811	31,163

Total minimum payments	90,901	$68,917

Amount representing interest	(64,679)

Obligations under capital leases	26,222
Obligations due within one year	(2,797)

Long-term obligations under capital leases	$23,425

Rental expense for operating leases was $12.4 million for 2014, $11.5 million for 2013, $1.6 million for Successor Period 2012 and $5.3 million for Predecessor Period 2012.

(13) Equity, Dividends and Change in Accumulated Other Comprehensive Income

Equity

On August 4, 2014, in connection with the Combination, the issued and outstanding shares of HHI, Metaldyne and Grede were converted to shares of MPG. The number of MPG shares issued upon conversion was determined based on the relative fair value of each entity to the overall fair value of MPG at the time of the Combination. Upon completion of the Combination, 13.4 million shares of MPG common stock were issued and outstanding.

On November 18, 2014, MPG common stock was split at a 5-to-1 ratio, with each stockholder receiving four additional shares for each share held. Upon completion of the Stock Split, 67.1 million shares were outstanding. The number of authorized shares was increased to 400 million.

The Combination and the Stock Split have been retrospectively applied to the Successor Period financial statements.

On December 12, 2014, American Securities sold 10,000,000 shares of the Company’s common stock under an initial public offering (the “IPO”), for which no proceeds were received by the Company. The Company recognized costs directly attributable to the IPO of $5.6 million within paid-in capital.

Dividends

HHI paid dividends to HHI stockholders totaling $111.3 million and $131.9 million on May 2, 2014 and September 20, 2013, respectively. The dividends paid by HHI were primarily funded by incremental term loans. Metaldyne paid a dividend to Metaldyne stockholders totaling $125.0 million on October 31, 2013. The dividend paid by Metaldyne was funded by an incremental term loan. The Predecessor Company paid dividends totaling $70.0 million in Predecessor Period 2012.

Changes in Accumulated Other Comprehensive Income, Net of Tax

	Foreign Currency Items	Defined Benefit Items	Total
	(In thousands)
Predecessor
Balance, December 31, 2011	$(626)	(659)	(1,285)
Other comprehensive income before reclassifications	293	—	293

Balance, October 5, 2012	$(333)	(659)	(992)

Successor
Balance, October 6, 2012	$—	—	—
Other comprehensive income before reclassifications	(388)	6	(382)

Balance, December 31, 2012	(388)	6	(382)
Other comprehensive income before reclassifications	(3,379)	462	(2,917)

Balance, December 31, 2013	(3,767)	468	(3,299)
Other comprehensive income before reclassifications	(23,954)	(8,239)	(32,193)
Reclassifications	—	244	244

Balance, December 31, 2014	$(27,721)	(7,527)	(35,248)

(14) Net Income (Loss) Per Share Attributable to Stockholders (“EPS”)

The Company’s basic and diluted EPS were calculated as follows:

	Successor			Predecessor
	2014	2013	Successor Period 2012	Predecessor Period 2012
	(In thousands, except per share data)
Weighted-average shares outstanding
Basic	67,075	67,075	67,075	17,694
Equivalent shares for outstanding stock-based compensation awards	1,400	—	—	—

Diluted	68,475	67,075	67,075	17,694

Net income (loss) attributable to stockholders	$72,827	57,568	(31,932)	$(25,778)
EPS
Basic	$1.09	0.86	(0.48)	$(1.46)
Diluted	1.06	0.86	(0.48)	(1.46)

For 2014 and 2013 and Successor Period 2012, the weighted average shares outstanding were retrospectively adjusted to reflect MPG common stock outstanding upon completion of the Combination and the Stock Split; the equivalent shares for outstanding stock-based compensation awards were retrospectively adjusted to reflect the conversion of those awards into options to purchase shares of Common Stock of MPG and the Stock Split. For Predecessor Period 2012, the weighted average shares outstanding reflect the capital structure of HHI prior to the HHI Transaction.

The number of equivalent shares excluded from the calculation as they were anti-dilutive was 0.8 million for 2014, 3.5 million for 2013, 0.5 million for Successor Period 2012 and zero for the Predecessor Period 2012.

(15) Other Income (Expense)

	Successor			Predecessor
	2014	2013	Successor Period 2012	Predecessor Period 2012
	(In thousands)
Investment income	$114	85	11	$—
Foreign currency gains (losses)	15,723	(2,295)	(1,548)	—
Accounts receivable factoring commission	(918)	(995)	(15)	—
Debt transaction expenses	(2,836)	(6,014)	—	(2,455)
Other	(751)	(8,653)	42	—

Total other, net	$11,332	(17,872)	(1,510)	$(2,455)

(16) Stock-based Compensation

In August 2014, the Board of Directors of MPG approved an equity incentive plan (the “MPG Plan”) for officers, key employees and non-employees. The MPG Plan permits the grant of equity awards to purchase up to 5.9 million shares of MPG common stock. All awards granted on or after August 4, 2014 were issued under the MPG Plan.

Restricted Shares

In December 2014, the Company granted restricted stock awards and restricted stock unit awards to certain members of management (collectively the “Restricted Shares”).

The following table summarizes the terms of the Restricted Shares:

Vesting Terms	Number of Shares	Grant-date Fair Value
	(In thousands)
1/4th on the 1st grant date anniversary and 3/4th on the 2nd grant-date anniversary	567	$15.00
1/3rd per year on grant-date anniversary	280	15.00

	847

The Restricted Shares are being expensed based on their grant-date fair values on a straight-line basis over the requisite service period for the entire award. The grant-date fair values were determined using the fair value of the Company’s common stock as of the grant date.

Changes in the number of Restricted Shares outstanding for the year ended December 31, 2014 were as follows:

	Number of Shares	Grant-date Fair Value
	(In thousands)
Balance, December 31, 2013	—
Granted	847	$15.00
Forfeited	—

Balance, December 31, 2014 Total minimum payments	847

Options

In August 2014, in conjunction with the Combination, all outstanding stock-based compensation awards were converted (the “Conversion”) to options to acquire MPG common stock (the “Converted Options”) and new options to acquire MPG common stock were granted (the “New Options” and collectively with the Converted Options, the “MPG Options”).

New Options

The following table summarizes the weighted average terms of the New Options:

Vesting Terms	Number of Options	Exercise Price	Contractual Terms
	(In thousands)		(In years)
100% upon grant	635	$20.00	10
1/3rd per year on grant-date anniversary	560	20.00	10
1/5th upon grant and 1/5th on December 6 of following 4 years	357	20.00	10

	1,552

The New Options are being expensed based on their grant-date calculated values on a straight-line basis over the requisite service period for the entire award.

Grant-date calculated values for the New Options were determined using a Black-Scholes valuation model based on the following weighted average assumptions:

Grant-date calculated value (per share)	$11.48
Exercise price	$20.00
Expected term	6 years
Risk-free rate	1.8%
Expected volatility	65.0%
Expected dividend yield	0.0%

The risk-free rate was determined based on U.S. Treasury yield curves of securities matching the expected term of the awards or a blend of securities with similar terms. The expected term was determined using the simplified method as the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Expected volatility was estimated based on historical volatility of comparable companies within our industry. As no dividend policy was established for MPG as of the grant date, the dividend yield assumption was 0%. Market value of MPG common stock was estimated to be $20.00 per share primarily through the use of an income approach based on the discounted cash flow method.

Converted Options

The Conversion was accounted for as a modification resulting from an equity restructuring. The terms of the original awards were modified to eliminate performance-based vesting with time-based vesting remaining as set forth in the original option agreements. The modification, which affected fifty-nine option holders, resulted in no incremental compensation cost to the Company. The number of options issued upon conversion and the exercise price of those options were determined based on the relative fair value of the underlying stock (HHI, Metaldyne or Grede) of the original awards to the overall fair value of MPG at the time of the Combination. In 2014, 970,395 awards were issued by Grede, in 2013, 39,885 awards were issued by HHI and 1,991,305 awards were issued by Metaldyne, and in 2012, 1,888,450 awards were issued under HHI’s plan.

The following table summarizes the weighted average terms of the Converted Options:

Vesting Terms	Number of Options	Exercise Price	Contractual Terms
	(In thousands)		(In years)
1/5th per year on the anniversary of the original grant date	4,890	$7.54	10

The Converted Options are being expensed based on their grant-date calculated values on a straight-line basis over the requisite service period for the entire award.

Calculated values were determined using a Black-Scholes valuation model based on the following weighted average assumptions:

	Original Grant Year
	2014	2013	2012
Grant-date calculated value (per share)	$12.66	$16.05	$17.50
Exercise price	$18.66	$6.17	$3.31
Expected term	7 years	6 years	6 years
Risk-free rate	2.0%	1.8%	1.8%
Expected volatility	65.0%	65.0%	65.0%
Expected dividend yield	0.0%	0.0%	0.0%

Options Outstanding

Changes in the number of Options outstanding for the year ended December 31, 2014 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Balance, December 31, 2013	3,920	$4.79
Granted	2,522	19.48
Exercised	—	—
Forfeited	—	—

Balance, December 31, 2014	6,442	$10.54	8.5	$49.2

Options exercisable, December 31, 2014	1,938	$10.60	8.2	$15.2

Predecessor Company

The Predecessor Company issued awards to certain key executives. The Predecessor Company primarily had two types of awards. One was based on service (“Timing RSUs”). The other was based upon a change in control of HHI (“Exit RSUs”). The Timing RSUs generally vested ratably over a three-year period from the grant date. The Exit RSUs were not previously recorded in the Predecessor Company’s financial statements, as they only vested once a change in control occurred.

Based on the HHI Transaction, all outstanding awards vested on October 5, 2012. Prior to the transaction, the Timing RSUs and Exit RSUs were accounted for as equity-based awards and the value was determined at the grant date. Equity-based awards with exit features such as a change in control provision are required to be recorded as liability-based awards once the change in control is deemed probable. A sale is probable once the transaction is consummated. As such, the awards were accounted for as fully vested liability awards on October 5, 2012 and recorded at fair value in Predecessor Period 2012. This resulted in recognizing a liability of $88.6 million, additional compensation expense of $86.0 million and a reversal of $2.6 million previously recorded in equity. Compensation expense was included within selling, general and administrative expense.

The Predecessor Company recognized additional compensation expense of $13.1 million, as part of the $86.0 million discussed above, for the 859,427 shares of Timing RSUs outstanding at the time of the HHI Transaction, when taking into consideration the $2.6 million of compensation expense previously recorded. All Timing RSUs were previously vested and the full grant-date fair value had been expensed during the vesting period, which was prior to 2011. Therefore, there was no compensation expense recognized in 2012 prior to the HHI Transaction.

The Exit RSUs did not vest until there was a change in control of HHI, therefore they became fully vested at the transaction date. The number and amount of vesting for each of the Exit RSUs was based upon return on investment at the time of the change in control of the Predecessor Company’s former parent (“KPS”) and, therefore, the number of Exit RSUs could not previously be computed until there was a change in control. Based on the transaction value, the Exit RSUs received the maximum value of 9.14%. As such, the total number of outstanding Exit RSUs as of the transaction date was 1,780,224 shares. As mentioned above, the HHI Transaction triggered a change in accounting for the awards from equity-based to liability-based. Therefore, the full fair value of the awards was expensed in Predecessor Period 2012, and a liability established, as no previous compensation expense was recorded. There was also a management catch-up provision to provide for the lost value of the Exit RSUs from the prior dividends taken by KPS. The total amount of compensation expense related to the Exit RSUs was $72.9 million, as part of the $86.0 million discussed above, which was recorded within selling, general and administrative expense.

Stock-based Compensation Expense

	Successor			Predecessor
	2014	2013	Successor Period 2012	Predecessor Period 2012
	(In thousands)
Restricted shares	$309	—	—	$86,025
Options	17,010	6,175	100	—

Total	$17,319	6,175	100	$86,025

Tax benefit	$5,429	2,270	38	$33,123

Compensation expense associated with the outstanding stock-based awards was recognized within selling, general and administrative expense. Total unrecognized compensation cost related to nonvested awards as of December 31, 2014 was approximately $37.6 million, which is expected to be recognized ratably over the remaining vesting terms.

(17) Income Taxes

	Successor			Predecessor
	2014	2013	Successor Period 2012	Predecessor Period 2012
	(In thousands)
Income (loss) before income taxes:
Domestic	$(8,841)	45,101	(47,304)	$(37,719)
Foreign	63,020	47,729	170	954

	$54,179	92,830	(47,134)	$(36,765)

Provision (benefit) for income taxes:
Currently payable:
Federal	$43,789	23,609	2,283	$(16,545)
Foreign	18,847	17,872	(151)	292
State and local	7,026	2,849	—	—

	69,662	44,330	2,132	(16,253)

Deferred:
Federal	(81,533)	(6,086)	(15,374)	8,183
Foreign	(420)	(3,496)	(151)	—
State and local	(6,791)	221	(1,854)	(3,053)

	(88,744)	(9,361)	(17,379)	5,130

Total income tax expense (benefit)	$(19,082)	34,969	(15,247)	$(11,123)

The components of deferred taxes as of December 31 were as follows:

	2014	2013
	(In thousands)
Deferred tax assets:
Inventories	$2,221	2,836
Property and equipment	4,025	4,405
Accrued liabilities and other long-term liabilities	16,586	8,422
Net operating losses	11,857	10,612
Capitalized transactions costs	2,469	5,041
Other	17,104	14,446

	54,262	45,762
Valuation allowance	(11,923)	(7,055)

	42,339	38,707

Deferred tax liabilities:
Property and equipment	83,574	96,395
Intangible assets	160,547	177,637
Investments in foreign subsidiaries	5,157	38,873
Investment in U.S. partnership	33,938	—
Debt issuance costs	—	14,663
Other	6,032	2,895

	289,248	330,463

Net deferred tax liability	$246,909	291,756

The balance sheet presentation of net deferred tax liability follows:

	2014	2013
	(In thousands)
Assets:
Deferred income taxes, current	$12,435	10,378
Deferred income taxes, noncurrent	1,359	2,785
Liabilities:
Deferred income taxes, current	—	16,959
Deferred income taxes, noncurrent	260,703	287,960

Net deferred tax liability	$246,909	291,756

The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes allocated to income from continuing operations:

	Successor			Predecessor
	2014	2013	Successor Period 2012	Predecessor Period 2012
	(In thousands)
U.S. federal statutory rate	35%	35%	35%	35%
Tax at U.S. federal statutory rate	$18,963	32,491	(16,497)	$(12,868)
State and local taxes, net of federal tax benefit	(1,439)	1,628	(1,534)	(1,288)
Lower effective foreign tax rate	(6,048)	(6,098)	(492)	—
Non-taxable income	(2,870)	(2,666)	(91)	—
Deferred tax on outside basis of foreign shares	(31,619)	5,031	470	—
Goodwill impairment	4,301	—	—	—
Nondeductible transaction/other expenses	3,655	3,438	2,961	1,353
Change in valuation allowance	4,868	(3,030)	11	—
Changes in unrecognized tax benefits	(2,222)	5,566	—	—
Changes in prior-year estimates	2,599	(386)	—	—
Tax holidays, credits and incentives	(4,741)	(1,543)	—	—
Domestic production activities deduction	(2,321)	(2,368)	(205)	1,681
Other, net	(2,208)	2,906	130	(1)

Income taxes	$(19,082)	34,969	(15,247)	$(11,123)

The Company’s domestic deferred tax liabilities, net of reversing domestic tax assets, are attributable primarily to the basis difference of its domestic fixed assets and intangible assets.

In the fourth quarter of 2014, MPG made the assertion that the earnings of certain foreign subsidiaries within the Metaldyne segment are indefinitely reinvested. This determination resulted from the Refinancing in October 2014 and the IPO in December 2014, which added significant flexibility to the Company’s capital structure. The assertion is also supported by the operational and investing needs of the Company’s foreign locations. As a result of this change, the Company recorded a $31.6 million deferred tax benefit for the year ended December 31, 2014 to derecognize a portion of the deferred tax liabilities previously recorded.

As of December 31, 2014, the Company had approximately $97.2 million of foreign earnings attributed to the foreign subsidiaries that are indefinitely reinvested for which no U.S. income tax provision or deferred tax liabilities are recorded. If a U.S. deferred tax liability were to be recorded on those foreign earnings, the estimated tax liability would approximate $19.0 million. For those wholly owned foreign subsidiaries where basis differentials are not indefinitely reinvested, the Company provides deferred income taxes on the foreign earnings. As of December 31, 2014, this deferred income tax liability totaled $5.2 million. As of December 31, 2013, prior to the change in the indefinite reinvestment assertion, this amount was $38.9 million.

As of December 31, 2014 and 2013, the Company had state income tax NOL carryforwards of $8.3 million and $12.3 million, respectively. Of the December 31, 2014 balance, state NOL carryforwards totaling $7.6 million expire in 2015 and the remaining $0.7 million expire in 2024.

As of December 31, 2014 and 2013, certain foreign subsidiaries have NOL carryforward balances totaling $37.9 million and $33.9 million, respectively. Of the December 31, 2014 balance, foreign NOL carryforwards totaling $4.3 million will expire in various years ranging from 2018 through 2031, while the remaining balance of $33.6 million has no expiration date.

As of December 31, 2014 and 2013, a valuation allowance of $10.7 million and $7.1 million has been recorded for the tax effect on $42.5 million and $32.0 million of NOL carryforwards, respectively. During the year ended December 31, 2014, the Company recorded a valuation allowance against loss carryforwards of its Brazilian and French subsidiaries for a total of $3.9 million. Due to the history of losses at these entities, the Company concluded the negative evidence outweighed the positive evidence and it was no longer more likely than not that the net deferred tax assets would be realized. In addition to these NOL valuation allowances, the Company also recorded a valuation allowance of $1.3 million against its foreign tax credit carryforwards as of December 31, 2014. The Company believes that its foreign tax credits will not be utilized within the 10 year expiration period.

For its U.S. federal income tax provision, the Company has recorded a $3.0 million research and experimentation tax credit for the year ended December 31, 2014. In addition, the Company’s subsidiary located in Korea has a tax holiday, which reduced tax expense approximately $0.4 million, $1.1 million and $0.1 million for the years ended December 31, 2014 and 2013 and Successor Period 2012, respectively. The Korean tax holiday will expire at the end of 2015.

A reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2014 and 2013 and the year ended December 31, 2012 (inclusive of Successor Period 2012 and Predecessor Period 2012) follows:

	2014	2013	2012
	(In thousands)
Beginning balance	$9,606	4,040	3,703
Additions to tax positions related to the current period	295	—	170
Additions to tax positions related to the prior period	305	5,372	—
Reductions in tax positions resulting from settlements with taxing authorities	(1,281)	—	—
Reductions in tax positions resulting from a lapse of the statute of limitations	(202)	—	—
Other	(1,339)	194	167

Ending balance	$7,384	9,606	4,040

The reserve for unrecognized tax benefits totaled $4.4 million and $6.3 million as of December 31, 2014 and 2013, respectively. This reserve primarily consists of foreign tax contingencies related to ongoing tax audits. Additionally, deferred tax assets related to net operating losses have been reduced by $3.0 million and $3.3 million as of December 31, 2014 and 2013, respectively. All of the Company’s unrecognized tax benefits would, if recognized, reduce its effective tax rate. In connection with the Metaldyne Transaction, the former owner’s stockholders have indemnified Metaldyne for all pre-closing taxes for a period of three years following the Metaldyne Transaction. An indemnification asset of $8.3 million and $7.3 million related to the foreign tax contingencies is recorded in receivables, net as of December 31, 2014 and 2013, respectively.

The Company recognizes both interest and penalties accrued with respect to an underpayment of income taxes as income tax expense. Related to the unrecognized tax benefits noted above, the amount of interest and penalty expense was $0.2 million, $0.5 million, $0.2 million and $0.2 million for the years ended December 31, 2014 and 2013, Successor Period 2012 and Predecessor Period 2012, respectively.

The Company has open tax years from 2004 to 2014 with varying taxing jurisdictions where taxes remain subject to examination including, but not limited to, the United States of America, Spain, France, Germany, and India. All necessary adjustments for the anticipated outcomes of ongoing examinations have been properly addressed or accrued. As of December 31, 2014 and 2013, since existing examinations remain pending, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits over the next twelve months.

(18) Employee Benefit Plans

The Company sponsors employee benefit plans for certain of its employees.

Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans, including certain unfunded supplemental retirement plans, covering certain active and retired employees for its operations in the U.S., U.K., Germany, Mexico, France and Korea (the “Defined Benefit Pension Plans”).

The straight-line method is used to amortize prior service amounts and unrecognized net actuarial (gains) losses.

Changes in projected benefit obligations and plan assets for the years ended December 31 were as follows:

	2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Accumulated benefit obligation at the end of the year	$36,642	55,049	—	49,809

Change in projected benefit obligation:
Beginning projected benefit obligation	$—	51,349	—	49,547
Obligations recognized with the Grede Transaction	33,864	—	—
Service cost	97	1,222	—	1,200
Interest cost	765	2,112	—	2,030
Actuarial (gain) loss	2,968	8,824	—	(1,363)
Benefits paid	(778)	(1,590)	—	(1,555)
Effect of settlements	(274)	—	—	—
Exchange rate changes	—	(5,138)	—	1,490

Ending projected benefit obligation	$36,642	56,779	—	51,349

Change in plan assets:
Beginning fair value of plan assets	$—	27,736	—	25,906
Plan assets recognized with the Grede Transaction	27,615	—	—	—
Actual return on plan assets	434	3,425	—	1,295
Employer contributions	341	1,562	—	1,466
Benefits paid	(778)	(1,590)	—	(1,555)
Effect of settlements	(274)	—	—	—
Exchange rate changes	—	(1,930)	—	624

Ending fair value of plan assets	$27,338	29,203	—	27,736

Amounts recognized on the balance sheets as of December 31 were as follows:

	2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Amounts recognized in liabilities:
Current liabilities	$—	(215)	—	(401)
Noncurrent liabilities	(9,304)	(27,361)	—	(23,212)

Funded status	(9,304)	(27,576)	—	(23,613)
Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	3,471	5,743	—	(1,016)

Total recognized on the balance sheets	$(5,833)	(21,833)	—	(24,629)

The current portion of the above retirement benefit liabilities is recognized in accrued liabilities and the noncurrent portion is recognized in other long-term liabilities.

Changes in accumulated comprehensive income for the years ended December 31 were as follows:

	2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Beginning accumulated other comprehensive income	$—	(1,016)	—	—
Current period (gain) loss	3,471	7,280	—	(965)
Exchange rate changes	—	(521)	—	(51)

Ending accumulated other comprehensive income	$3,471	5,743	—	(1,016)

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost in 2015 are de minimis for the U.S. plans and $0.2 million for the non-U.S. plans.

Weighted average assumptions used to determine the benefit obligations as of December 31 were as follows:

	2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.77%	3.08%	—	4.26%
Rate of compensation increase	Not applicable	4.74	—	4.80

Weighted average assumptions used to determine net periodic benefit cost for the periods ended of December 31 were as follows:

	2014		2013		Successor 2012
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.04%	4.26%	—	4.23%	—	4.23%
Expected long-term return of plan assets	7.25	6.77	—	6.77	—	6.77
Rate of compensation increase	Not applicable	4.80	—	4.85	—	4.86

The discount rate used was determined based upon available yields for high quality corporate and government bonds of the plan countries, utilizing similar durations/terms and currencies of the plan liabilities. The non-U.S. country specific rates are weighted by projected benefit obligation to arrive at a single weighted average rate.

The expected long-term rate of return for the plans’ total assets is based on the expected return of each of the below asset categories, weighted based on the target allocation for each class. Equity securities and growth assets are expected to return 7% to 9% over the long-term, while debt securities and liability matching assets are expected to return between 3% and 5%.

The rate of compensation increase for the U.S. plans is not applicable as the plans’ benefits are based upon credited years of service.

Net periodic benefit cost for the periods ended of December 31 was as follows:

	2014		2013		Successor 2012
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Service cost	$97	1,222	—	1,200	—	38
Interest cost	765	2,112	—	2,030	—	82
Expected return on plan assets	(959)	(1,868)	—	(1,693)	—	(62)
Amortization of net actuarial gain	—	(12)	—	—	—	—
Effect of settlement	22	17	—	—	—	—

Net periodic benefit cost	$(75)	1,471	—	1,537	—	58

The weighted average asset allocations as of December 31 were as follows:

	2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Asset category:
Equity securities	49%	70%	—	76%
Debt securities	41	25	—	19
Real estate	10	—	—	—
Cash	—	4	—	3
Other	—	1	—	2

Total	100%	100%	—	100%

Certain policies are established to provide for growth of capital with a moderate level of volatility by investing assets per the target allocations. The plans’ asset allocation percentages at December 31, 2014 and 2013 approximated the target asset allocation ranges. The targeted asset allocations and the investment policies are reviewed periodically to determine if the policies should be changed.

Fair value measurements for plan assets as of December 31, 2014 were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset category:
U.S. Plans
Mutual funds:
Equity securities	$13,379	—	13,379	—
Fixed income securities	11,279	—	11,279	—
Real estate	2,680	—	—	2,680

Total	$27,338	—	24,658	2,680

Non-U.S. Plans
Cash and cash equivalents	$770	770	—	—
Mutual funds (non-U.S.):
Equity securities	20,369	—	20,369	—
Fixed income securities	6,660	—	6,660	—
Mixed asset mutual funds (equity/fixed income)	1,404	—	1,404	—

Total	$29,203	770	28,433	—

Fair value measurements as of December 31, 2013 were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Non-U.S. Plans
Cash and cash equivalents	$815	815	—	—
Mutual funds (non-U.S.):
Equity securities	20,174	—	20,174	—
Fixed income securities	4,651	—	4,651	—
Mixed asset mutual funds (equity/fixed income)	2,096	—	2,096	—

Total	$27,736	815	26,921	—

Level 1 assets include cash and cash equivalents and are valued at cost. Level 2 assets include investments in mutual funds and are valued using observable market inputs. Level 3 assets include investments in real estate and are valued using unobservable inputs that are significant to the overall fair value measurement.

The following table summarizes the changes in Level 3 assets:

(In thousands)
Balance as of December 31, 2013	$—
Fair value of plan assets from Grede Transaction	2,839
Return on plan assets	62
Purchases	39
Sales	(260)

Balance as of December 31, 2014	$2,680

Contributions to the U.S. plans and the non-U.S. plans in 2015 are estimated to be $0.4 million and $1.3 million, respectively. Contributions are expected to meet or exceed the minimum funding requirements of the relevant governmental authorities. Contributions may be made in excess of the minimum funding requirements in response to the plans’ investment performance, to achieve funding levels required by defined benefit plan arrangements or when deemed to be financially advantageous to do so based on their other cash requirements.

The following payments, which reflect expected future service, as appropriate, are expected to be paid by the plans:

	U.S.	Non-U.S.
	(In thousands)
December 31:
2015	$1,600	1,310
2016	1,757	1,594
2017	1,677	1,693
2018	2,020	1,788
2019	1,789	1,854
2020–2024	10,900	11,438

Defined Contribution Plans

The Company sponsors a number of qualified defined contribution personal savings plans for U.S. hourly and salaried employees. These plans allow eligible employees to contribute a portion of their compensation into the plans and generally provide employer matching contributions. In addition to the employer match, for certain of the plans, a contribution is made for each participant based on a dollar amount per hour worked. Contributions were $6.7 million for 2014, $4.9 million for 2013, and $3.0 million for 2012, inclusive of the Predecessor and Successor Periods.

(19) Fair Value Measurements

The carrying value and fair value of the notes and term loans as of December 31 were as follows:

	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Senior Notes	$600,000	615,000	—	—
Term Loan	1,333,421	1,343,350	—	—
HHI Term Loan	—	—	561,940	572,600
Metaldyne Term Loans	—	—	667,704	677,721

The fair values of the Senior Notes and Term Loan were estimated using quoted market prices. As the markets for these loans are not active, the loans are categorized as Level 2 within the fair value hierarchy. The fair values of the HHI Term Loan were estimated using a discounted cash flow analysis based on inputs consisting of internal forecasts and projections and have, therefore, been categorized as Level 3 within the fair value hierarchy. The fair values of the Metaldyne Term Loans were estimated using quoted market prices. As the markets for these loans are not active, the loans are categorized as Level 2 within the fair value hierarchy.

The fair value of the Company’s other financial instruments, cash and cash equivalents, revolving lines of credit and other long-term debt, are estimated to equal their carrying values due to their nature.

(20) Commitments and Contingencies

Various claims, lawsuits and administrative proceedings are pending or threatened against the Company or its subsidiaries, covering a wide range of matters that arise in the ordinary course of the Company’s business activities, primarily with respect to commercial, environmental and occupational and employment matters. Commercial disputes vary in nature and have historically been resolved by negotiations between the parties. Although the outcome of any of these matters cannot be predicted with certainty, the Company does not believe that any of these proceedings or matters in which the Company is currently involved will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

In addition, the Company is conducting remedial actions at certain of its facilities. A reserve estimate for each environmental matter is established using standard engineering cost estimating techniques on an undiscounted basis. In determining such costs, consideration is given to the professional judgment of Company environmental engineers. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. The Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s results of operations, financial position or cash flows or the possible effect of compliance with environmental requirements imposed in the future.

As of December 31, 2014, 38% of the Company’s worldwide labor force was subject to collective bargaining agreements. The Company does not have national agreements in place with any union and its facilities are represented by a variety of different labor organizations. Collective bargaining agreements covering 20% of the labor force expire in 2015. The remaining agreements expire in 2016 through 2018.

(21) Related Party Transactions

HHI, Metaldyne and Grede were parties to management services agreement with American Securities. Advisory and management fees and expenses totaling $14.7 million for 2014, $4.5 million for 2013 and $16.3 million for Successor Period 2012 were paid to American Securities under the agreements. These agreements were terminated upon completion of the initial public offering of the Company’s common stock on December 12, 2014. Amounts due to American Securities totaled $0.0 million and $0.6 million as of December 31, 2014 and 2013, respectively

As of December 31, 2014, affiliates of American Securities held 80.7% of the outstanding common stock of the Company.

Prior to the HHI Transaction, an agreement with KPS and its affiliates to provide management, investment, advisory and consulting services was in place. Advisory fees in connection to the HHI Transaction and management fees and expenses of $1.3 million for Predecessor Period 2012 were paid to KPS under the agreement.

(22) Segment and Geographical Data

The Company is organized and operated as three operating segments: the HHI segment, the Metaldyne segment and the Grede segment.

The HHI segment manufactures highly-engineered metal-based products for the North American light vehicle market. These components are used in Powertrain and Safety-Critical applications, including transmission components, drive line components, wheel hubs, axle ring and pinion gears, sprockets, balance shaft gears, timing drive systems, variable valve timing (“VVT”) components, transfer case components and wheel bearings.

The Metaldyne segment manufactures highly-engineered metal-based Powertrain products for the global light vehicle markets. These components include connecting rods, VVT components, balance shaft systems, and crankshaft dampers, differential gears, pinions and assemblies, valve bodies, hollow and solid shafts, clutch modules and assembled end covers.

The Grede segment manufactures cast, machined and assembled components for the light, commercial and industrial (agriculture, construction, mining, rail, wind energy and oil field) vehicle and equipment end-markets. These components are used in Powertrain and Safety-Critical applications, including turbocharger housings, differential carriers and cases, scrolls and covers, brake calipers and housings, knuckles, control arms and axle components.

The Company evaluates the performance of its operating segments based on external sales and Adjusted EBITDA. Adjusted EBITDA is calculated as net income (loss) before tax adjusted to exclude depreciation and amortization expense, interest expense, net and other income and expenses that are either non-recurring or non-cash by nature, as well as management fees paid to American Securities (“sponsor management fees”). Adjusted EBITDA is a primary driver of cash flows from operations and a measure of our ability to maintain and continue to invest in our operations and provide stockholder returns. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

Segment information for 2014, 2013 and Successor Period 2012 was as follows:

	2014					December 31, 2014
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Expenditures	Depreciation/ Amortization	Total Assets
	(In thousands)
HHI	$968,508	9,036	193,480	61,644	76,854	$944,104
Metaldyne	1,176,367	1,173	202,353	70,484	92,504	1,216,375
Grede	572,126	7	82,758	24,262	41,450	982,005
Elimination and other	—	(10,216)	—	—	—	82,128

Total	$2,717,001	—	478,591	156,390	210,807	$3,224,612

	2013					December 31, 2013
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Expenditures	Depreciation/ Amortization	Total Assets
	(In thousands)
HHI	$906,516	9,942	175,033	45,068	71,740	$993,512
Metaldyne	1,110,765	1,242	188,059	77,188	91,642	1,223,984
Elimination and other	—	(11,184)	—	—	—	(680)

Total	$2,017,281	—	363,092	122,256	163,382	$2,216,816

	Successor Period 2012
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Expenditures	Depreciation/ Amortization
			(In thousands)
HHI	$186,416	—	28,511	8,498	15,207
Metaldyne	18,897	13	881	1,932	3,485
Elimination and other	—	(13)	—	—	—

Total	$205,313	—	29,392	10,430	18,692

Elimination and other above reflects the elimination of intercompany sales, payables and receivables and assets held by the parent company. Assets held by the parent company primarily consist of cash and cash equivalents, deferred tax assets and unamortized debt fees. For Predecessor Period 2012, the Company had only one segment.

Reconciliation of Adjusted EBITDA to income (loss) before tax follows:

	Successor
	2014	2013	Successor Period 2012
	(In thousands)
Adjusted EBITDA	$478,591	363,092	29,392
Depreciation and amortization	(210,807)	(163,382)	(18,692)
Interest expense, net	(99,894)	(74,667)	(11,148)
Loss on debt extinguishment	(60,713)	—	—
Gain (loss) on foreign currency	15,723	(2,295)	(1,548)
Gain (loss) on fixed assets	(2,125)	(1,419)	—
Debt transaction expenses	(2,973)	(6,014)	—
Stock-based compensation	(17,319)	(6,175)	(100)
Sponsor management fees	(5,078)	(4,000)	(555)
Non-recurring acquisition and purchase accounting items	(22,994)	(10,491)	(43,254)
Non-recurring operational items	(18,232)	(1,819)	(1,229)

Income (loss) before tax	$54,179	92,830	(47,134)

The following table presents total assets, long-lived assets and net assets by geographic area, attributed to each subsidiary’s continent of domicile as of December 31, 2014 and 2013.

	2014			2013
	Total assets	Noncurrent assets	Net assets	Total assets	Noncurrent assets	Net assets
	(In thousands)
United States of America	$2,684,690	2,178,658	199,414	1,777,301	1,456,689	50,950
Europe	308,667	187,870	196,577	308,085	203,242	194,756
Other foreign	231,255	111,948	128,971	131,430	47,703	79,474

Total foreign	539,922	299,818	325,548	439,515	250,945	274,230

Total	$3,224,612	2,478,476	524,962	2,216,816	1,707,634	325,180

The following table presents the net sales by geographic area, attributed to each subsidiary’s continent of domicile:

	Successor			Predecessor
	2014	2013	Successor Period 2012	Predecessor Period 2012
	(In thousands)
United States of America	$2,035,941	1,487,596	193,666	$674,134
Europe	403,506	384,040	4,530	—
Other foreign	277,554	145,645	7,117	6,380

Total foreign	681,060	529,685	11,647	6,380

Total	$2,717,001	2,017,281	205,313	$680,514

During 2014, direct sales to two customers accounted for 16% and 10% of net sales, respectively.

(23) Summarized Quarterly Financial Information (Unaudited)

	2014 Quarter Ended
	March 30	June 29	September 28	December 31	Full Year
	(In thousands, except EPS amounts)
Net sales	$540,459	641,403	772,967	762,172	2,717,001
Gross profit	83,266	104,179	117,441	118,007	422,893
Net income attributable to stockholders	22,602	15,384	24,600	10,241	72,827

Basic EPS	$0.34	0.23	0.37	0.15	1.09
Diluted EPS	0.33	0.22	0.36	0.15	1.06

	2013 Quarter Ended
	March 31	June 30	September 29	December 31	Full Year
	(In thousands, except EPS amounts)
Net sales	$497,409	513,614	494,898	511,360	2,017,281
Gross profit	74,357	78,708	75,949	79,594	308,608
Net income attributable to stockholders	17,596	23,949	12,042	3,981	57,568

Basic EPS	$0.26	0.36	0.18	0.06	0.86
Diluted EPS	0.26	0.36	0.18	0.06	0.86

(24) Guarantor

The outstanding balances of the Senior Credit Facilities and Senior Notes, entered into and issued on October 20, 2014, are guaranteed by all of the Company’s existing and future domestic subsidiaries (“Guarantor Subsidiaries”). All of the Guarantor Subsidiaries are 100% owned by Metaldyne Performance Group Inc. and Holdco (together, “Parent”). The guarantee is full, unconditional, joint and several. The Company’s non-domestic subsidiaries have not guaranteed the Senior Credit Facilities or the Senior Notes (“Non-Guarantor Subsidiaries”).

The accompanying supplemental condensed, consolidating financial information is presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

Condensed Consolidating Balance Sheet
December 31, 2014
(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$52,254	3,182	101,062	—	156,498
Receivables, net:
Trade	—	253,648	61,805	(2,510)	312,943
Other	266	55,750	19,511	(43,584)	31,943

Total receivables, net	266	309,398	81,316	(46,094)	344,886
Inventories	—	157,379	47,410	—	204,789
Deferred income taxes		8,560	3,875	—	12,435
Prepaid expenses	3,370	6,986	2,648	—	13,004
Other assets	—	6,425	8,099	—	14,524

Total current assets	55,890	491,930	244,410	(46,094)	746,136
Property and equipment, net	—	517,700	232,481	—	750,181
Goodwill	—	673,209	234,507	—	907,716
Amortizable intangible assets, net	—	616,313	162,144	—	778,457
Deferred income taxes, noncurrent	—	—	1,359	—	1,359
Other assets	24,581	15,694	13,439	(12,951)	40,763
Intercompany receivables	1,864,968	—	—	(1,864,968)	—
Investment in subsidiaries	529,838	656,504	—	(1,186,342)	—

Total assets	$2,475,277	2,971,350	888,340	(3,110,355)	3,224,612

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$538	197,088	103,662	(15,820)	285,468
Accrued compensation	—	36,357	14,595	—	50,952
Accrued liabilities	18,855	38,353	53,124	(30,398)	79,934
Deferred income taxes	—	—	—	—	—
Short-term debt	—	268	1,304	—	1,572
Current maturities, long-term debt and capital lease obligations	13,500	(19,034)	22,031	—	16,497

Total current liabilities	32,893	253,032	194,716	(46,218)	434,423
Long-term debt, less current maturities	1,919,921	12,826	390	(12,827)	1,920,310
Capital lease obligations	—	23,384	41	—	23,425
Deferred income taxes		254,433	6,270	—	260,703
Other long-term liabilities	—	32,869	27,920	—	60,789
Intercompany payable	—	1,864,968	—	(1,864,968)	—

Total liabilities	1,952,814	2,441,512	229,337	(1,924,013)	2,699,650

Stockholders’ equity:
Total equity attributable to stockholders	522,463	529,838	656,504	(1,186,342)	522,463
Noncontrolling interest	—	—	2,499	—	2,499

Total stockholders’ equity	522,463	529,838	659,003	(1,186,342)	524,962

Total liabilities and stockholders’ equity	$2,475,277	2,971,350	888,340	(3,110,355)	3,224,612

Condensed Consolidating Balance Sheet

December 31, 2013

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	720	67,504	—	68,224
Receivables, net:
Trade	—	180,015	42,289	—	222,304
Other	—	50,345	20,610	(44,350)	26,605

Total receivables, net	—	230,360	62,899	(44,350)	248,909
Inventories	—	110,010	44,790	—	154,800
Deferred income taxes	—	7,685	2,693	—	10,378
Prepaid expenses	—	8,928	1,822	—	10,750
Other assets	—	10,989	5,132	—	16,121

Total current assets	—	368,692	184,840	(44,350)	509,182
Property and equipment, net	—	364,700	174,804	—	539,504
Goodwill	—	466,749	191,242	—	657,991
Amortizable intangible assets, net	—	350,451	113,505	—	463,956
Deferred income taxes, noncurrent	—	—	2,785	—	2,785
Other assets	—	42,636	14,001	(13,239)	43,398
Investment in subsidiaries	323,085	511,751	—	(834,836)	—

Total assets	$323,085	2,104,979	681,177	(892,425)	2,216,816

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	120,967	78,323	(18,709)	180,581
Accrued compensation	—	28,246	11,833	—	40,079
Accrued liabilities	—	35,645	45,319	(26,053)	54,911
Deferred income taxes	—	16,396	563	—	16,959
Short-term debt	—	18,439	1,939	—	20,378
Current maturities, long-term debt and capital lease obligations	—	24,025	118	—	24,143

Total current liabilities	—	243,718	138,095	(44,762)	337,051
Long-term debt, less current maturities	—	1,222,143	272	(12,827)	1,209,588
Capital lease obligations	—	25,868	69	—	25,937
Deferred income taxes	—	282,865	5,095	—	287,960
Other long-term liabilities	—	7,300	23,800	—	31,100

Total liabilities	—	1,781,894	167,331	(57,589)	1,891,636

Stockholders’ equity:
Total equity attributable to stockholders	323,085	323,085	511,751	(834,836)	323,085
Noncontrolling interest	—	—	2,095	—	2,095

Total stockholders’ equity	323,085	323,085	513,846	(834,836)	325,180

Total liabilities and stockholders’ equity	$323,085	2,104,979	681,177	(892,425)	2,216,816

Successor

Condensed Consolidating Statements of Operations

(In thousands)

For the Year Ended December 31, 2014	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	2,109,613	723,711	(116,323)	2,717,001
Cost of sales	—	1,793,437	616,994	(116,323)	2,294,108

Gross profit	—	316,176	106,717	—	422,893
Selling, general and administrative expenses	—	157,221	37,369	—	194,590
Goodwill impairment	—	11,803	—	—	11,803
Acquisition costs	—	13,046	—	—	13,046

Operating profit (loss)	—	134,106	69,348	—	203,454

Interest expense, net	22,279	67,395	10,220	—	99,894
Loss on debt extinguishment	—	60,713	—	—	60,713
Other, net	—	(16,356)	5,024	—	(11,332)

Other expense, net	22,279	111,752	15,244	—	149,275

Income (loss) before tax	(22,279)	22,354	54,104	—	54,179
Income tax expense (benefit)	(8,822)	(26,811)	16,551	—	(19,082)

Income (loss) before from equity in subsidiaries	(13,457)	49,165	37,553	—	73,261
Earnings (loss) from equity in subsidiaries	86,284	37,119	—	(123,403)	—

Net income (loss)	72,827	86,284	37,553	(123,403)	73,261
Income attributable to noncontrolling interest	—	—	434	—	434

Net income (loss) attributable to stockholders	$72,827	86,284	37,119	(123,403)	72,827

For the Year Ended December 31, 2013	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	1,508,294	617,991	(109,004)	2,017,281
Cost of sales	—	1,290,448	527,229	(109,004)	1,708,673

Gross profit	—	217,846	90,762	—	308,608
Selling, general and administrative expenses	—	92,782	30,457	—	123,239

Operating profit (loss)	—	125,064	60,305	—	185,369

Interest expense, net	—	65,978	8,689	—	74,667
Other, net	—	3,944	13,928	—	17,872

Other expense, net	—	69,922	22,617	—	92,539

Income (loss) before tax	—	55,142	37,688	—	92,830
Income tax expense (benefit)	—	20,502	14,467	—	34,969

Income (loss) before from equity in subsidiaries	—	34,640	23,221	—	57,861
Earnings (loss) from equity in subsidiaries	57,568	22,928	—	(80,496)	—

Net income (loss)	57,568	57,568	23,221	(80,496)	57,861
Income attributable to noncontrolling interest	—	—	293	—	293

Net income (loss) attributable to stockholders	$57,568	57,568	22,928	(80,496)	57,568

Condensed Consolidating Statements of Operations

(In thousands)

For Successor Period 2012	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	194,467	13,944	(3,098)	205,313
Cost of sales	—	184,814	17,798	(3,098)	199,514

Gross profit	—	9,653	(3,854)	—	5,799
Selling, general and administrative expenses	—	13,580	774	—	14,354
Acquisition costs	—	25,921	—	—	25,921

Operating profit (loss)	—	(29,848)	(4,628)	—	(34,476)

Interest expense, net	—	10,884	264	—	11,148
Other, net	—	1,888	(378)	—	1,510

Other expense, net	—	12,772	(114)	—	12,658

Income (loss) before tax	—	(42,620)	(4,514)	—	(47,134)
Income tax expense (benefit)	—	(14,919)	(328)	—	(15,247)

Income (loss) before from equity in subsidiaries	—	(27,701)	(4,186)	—	(31,887)
Earnings (loss) from equity in subsidiaries	(31,932)	(4,231)	—	36,163	—

Net income (loss)	(31,932)	(31,932)	(4,186)	36,163	(31,887)
Income attributable to noncontrolling interest	—	—	45	—	45

Net income (loss) attributable to stockholders	$(31,932)	(31,932)	(4,231)	36,163	(31,932)

For Predecessor Period 2012	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	675,141	6,380	(1,007)	680,514
Cost of sales	—	554,376	5,623	(1,007)	558,992

Gross profit	—	120,765	757	—	121,522
Selling, general and administrative expenses	—	116,645	—	—	116,645
Acquisition costs	—	13,421	—	—	13,421

Operating profit (loss)	—	(9,301)	757	—	(8,544)

Interest expense, net	—	25,766	—	—	25,766
Other, net	—	2,652	(197)	—	2,455

Other expense, net	—	28,418	(197)	—	28,221

Income (loss) before tax	—	(37,719)	954	—	(36,765)
Income tax expense (benefit)	—	(11,415)	292	—	(11,123)

Income (loss) before equity in subsidiaries	—	(26,304)	662	—	(25,642)
Earnings (loss) from equity in subsidiaries	—	—	—	—	—

Net income (loss)	—	(26,304)	662	—	(25,642)
Income attributable to noncontrolling interest	—	—	136	—	136

Net income (loss) attributable to stockholders	$—	(26,304)	526	—	(25,778)

Condensed Consolidating Statements of Comprehensive Income (Loss)
(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Successor: For the year ended December 31, 2014

Net income (loss)	$72,827	86,284	37,553	(123,403)	73,261
Other comprehensive income (loss), net of tax:
Foreign currency translation	(23,984)	(23,552)	(22,184)	45,736	(23,984)
Net actuarial gain (loss) on defined benefit plans	(7,995)	(7,995)	(4,730)	12,725	(7,995)

Other comprehensive income (loss), net of tax	(31,979)	(31,547)	(26,914)	58,461	(31,979)

Comprehensive income (loss)	40,848	54,737	10,639	(64,942)	41,282
Less comprehensive income attributable to noncontrolling interest	—	—	404	—	404

Comprehensive income (loss) attributable to stockholders	$40,848	54,737	10,235	(64,942)	40,878

Successor: For the year ended December 31, 2013

Net income (loss)	$57,568	57,568	23,221	(80,496)	57,861
Other comprehensive income (loss), net of tax:
Foreign currency translation	(3,481)	(3,481)	(1,866)	5,347	(3,481)
Net actuarial gain (loss) on defined benefit plans	462	462	708	(1,170)	462

Other comprehensive income (loss), net of tax	(3,019)	(3,019)	(1,158)	4,177	(3,019)

Comprehensive income (loss)	54,549	54,549	22,063	(76,319)	54,842
Less comprehensive income attributable to noncontrolling interest	—	—	191	—	191

Comprehensive income (loss) attributable to stockholders	$54,549	54,549	21,872	(76,319)	54,651

Successor: For Successor Period 2012

Net income (loss)	$(31,932)	(31,932)	(4,186)	36,163	(31,887)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(397)	(397)	(790)	1,187	(397)
Net actuarial gain (loss) on defined benefit plans	6	6	—	(6)	6

Other comprehensive income (loss), net of tax	(391)	(391)	(790)	1,181	(391)

Comprehensive income (loss)	(32,323)	(32,323)	(4,976)	37,344	(32,278)
Less comprehensive income attributable to noncontrolling interest	—	—	36	—	36

Comprehensive income (loss) attributable to stockholders	$(32,323)	(32,323)	(5,012)	37,344	(32,314)

Predecessor: For Predecessor Period 2012
Net income (loss)	$—	(26,304)	662	—	(25,642)
Other comprehensive income (loss), net of tax:
Foreign currency translation	—	—	296	—	296
Net actuarial gain (loss) on defined benefit plans	—	—	—	—	—

Other comprehensive income (loss), net of tax	—	—	296	—	296

Comprehensive income (loss)	—	(26,304)	958	—	(25,346)
Less comprehensive income attributable to noncontrolling interest	—	—	139	—	139

Comprehensive income (loss) attributable to stockholders	$—	(26,304)	819	—	(25,485)

Condensed Consolidating Statements of Cash Flows

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Successor: For the year ended December 31, 2014

Cash flows from operating activities:
Net cash provided by (used for) operating activities	$14,750	205,363	85,308	—	305,421

Cash flows from investing activities:
Capital expenditures	—	(116,815)	(39,575)	—	(156,390)
Proceeds from sale of fixed assets	—	541	879	—	1,420
Capitalized patent costs	—	(243)	—	—	(243)
Grede Transaction, net of cash acquired	—	(812,578)	(17,078)	—	(829,656)
Intercompany activity	(1,864,968)	—	—	1,864,968	—

Net cash used for investing activities	(1,864,968)	(929,095)	(55,774)	1,864,968	(984,869)

Cash flows from financing activities:
Cash dividends	—	(111,259)	—	—	(111,259)
Proceed from other stock activity	—	(2,444)	—	—	(2,444)
Proceeds from stock issuance	1	244,805	15,668	—	260,474
Borrowings of short-term debt	—	388,773	—	—	388,773
Repayments of short-term debt	—	(405,057)	(2,300)	—	(407,357)
Proceeds of long-term debt	1,943,250	715,000	—	—	2,658,250
Principal payments of long-term debt	(10,000)	(1,942,041)	—	—	(1,952,041)
Intercompany activity	—	1,864,968	—	(1,864,968)	—
Payment of debt issue costs	(25,196)	(20,231)	—	—	(45,427)
Proceeds of other debt	—	—	998	—	998
Principal payments of other debt	—	(6,320)	(1,383)	—	(7,703)
Payment of offering related costs	(5,583)	—	—	—	(5,583)

Net cash provided by (used for) financing activities	1,902,472	726,194	12,983	(1,864,968)	776,681
Effect of exchange rates on cash	—	—	(8,959)	—	(8,959)

Net increase in cash and cash equivalents	$52,254	2,462	33,558	—	88,274

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	$—	720	67,504	—	68,224
Net increase in cash and cash equivalents	52,254	2,462	33,558	—	88,274

Cash and cash equivalents, end of period	$52,254	3,182	101,062	—	156,498

Successor: For the year ended December 31, 2013

Cash flows from operating activities:
Net cash provided by (used for) operating activities	$—	166,263	67,995	—	234,258

Cash flows from investing activities:
Capital expenditures	—	(89,060)	(33,196)	—	(122,256)
Proceeds from sale of fixed assets	—	1,036	32	—	1,068
Capitalized patent costs	—	(352)	—	—	(352)
Release of escrow from the Metaldyne Transaction	—	4,807	—	—	4,807

Net cash used for investing activities	—	(83,569)	(33,164)	—	(116,733)

Cash flows from financing activities:
Cash dividends	—	(256,867)	—	—	(256,867)
Proceed from other stock activity	—	579	—	—	579
Borrowings of short-term debt	—	545,621	—	—	545,621
Repayments of short-term debt	—	(533,182)	—	—	(533,182)
Proceeds of long-term debt	—	240,000	—	—	240,000
Principal payments of long-term debt	—	(59,904)	—	—	(59,904)
Payment of debt issue costs	—	(14,956)	—	—	(14,956)
Proceeds of other debt	—	1,022	368	—	1,390
Principal payments of other debt	—	(3,658)	(98)	—	(3,756)
Payment of contingent consideration for the Metaldyne Transaction	—	(10,000)	—	—	(10,000)

Net cash provided by (used for) financing activities	—	(91,345)	270	—	(91,075)
Effect of exchange rates on cash	—	—	1,443	—	1,443

Net increase in cash and cash equivalents	$—	(8,651)	36,544	—	27,893

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	$—	9,371	30,960	—	40,331
Net increase in cash and cash equivalents	—	(8,651)	36,544	—	27,893

Cash and cash equivalents, end of period	$—	720	67,504	—	68,224

Condensed Consolidating Statements of Cash Flows

(In thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Successor: For Successor Period 2012
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$—	(11,541)	9,730	—	(1,811)

Cash flows from investing activities:
Capital expenditures	—	(8,669)	(1,761)	—	(10,430)
Capitalized patent costs	—	(114)	—	—	(114)
HHI Transaction, net of cash acquired	—	(717,579)	(4,669)	—	(722,248)
Metaldyne Transaction, net of cash acquired	—	(810,056)	27,891	—	(782,165)
Release of escrow from the Metaldyne Transaction	—	—	—	—	—

Net cash used for investing activities	—	(1,536,418)	21,461	—	(1,514,957)

Cash flows from financing activities:
Proceeds from stock issuances	—	545,993	—	—	545,993
Borrowings of short-term debt	—	6,000	—	—	6,000
Proceeds of long-term debt	—	1,040,252	—	—	1,040,252
Payment of debt issue costs	—	(34,851)	—	—	(34,851)
Principal payments of other debt	—	(64)	(186)	—	(250)

Net cash provided by (used for) financing activities	—	1,557,330	(186)	—	1,557,144
Effect of exchange rates on cash	—	—	(45)	—	(45)

Net increase in cash and cash equivalents	$—	9,371	30,960	—	40,331

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	$—	—	—	—	—
Net increase in cash and cash equivalents	—	9,371	30,960	—	40,331

Cash and cash equivalents, end of period	$—	9,371	30,960	—	40,331

Predecessor: For Predecessor Period 2012
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$—	64,315	388	—	64,703

Cash flows from investing activities:
Capital expenditures	—	(32,330)	(262)	—	(32,592)
Proceeds from sale of fixed assets	—	1,513	—	—	1,513
Capitalized patent costs	—	(222)	—	—	(222)

Net cash used for investing activities	—	(31,039)	(262)	—	(31,301)

Cash flows from financing activities:
Cash dividends	—	(70,000)	—	—	(70,000)
Borrowings of short-term debt	—	38,900	—	—	38,900
Repayments of short-term debt	—	(38,903)	—	—	(38,903)
Proceeds of long-term debt	—	49,875	—	—	49,875
Principal payments of long-term debt	—	(2,814)	—	—	(2,814)
Payment of debt issue costs	—	(2,455)	—	—	(2,455)
Principal payments of other debt	—	(1,947)	—	—	(1,947)

Net cash provided by (used for) financing activities	—	(27,344)	—	—	(27,344)
Effect of exchange rates on cash	—	—	344	—	344

Net increase in cash and cash equivalents	$—	5,932	470	—	6,402

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	$—	4,203	—	—	4,203
Net increase in cash and cash equivalents	—	5,932	470	—	6,402

Cash and cash equivalents, end of period	$—	10,135	470	—	10,605

(25) Subsequent Events

On January 15, 2015, the underwriters of the IPO exercised their option to purchase additional shares of our common stock from American Securities. After selling these additional shares, American Securities owned 78.5% of our common stock.

On March 10, 2015, our board of directors declared a dividend of 9 cents per share. The dividend is payable on May 26, 2015 to stockholders of record as of May 12, 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company evaluated the effectiveness of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to ensure information required to be disclosed in periodic reports filed under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2014. We have identified a material weakness in our internal controls related to inadequate controls around program change, system access, computer operations, and system development for certain IT systems that management relies upon for preparation and review of financial information. Based on the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe the consolidated financial statements included in this report as of and for the periods ended December 31, 2014 are fairly stated in all material respects.

Management’s Annual Report on Internal Control over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the individuals who serve as our executive officers and members of our board of directors.

Name	Age	Position
George Thanopoulos	51	Chief Executive Officer and Director, and President & CEO of HHI
Mark Blaufuss	47	Chief Financial Officer and Treasurer
Thomas Amato	51	Co-President, and President & CEO of Metaldyne
Douglas Grimm	53	Co-President, and President & CEO of Grede
Kevin Penn	53	Chairman and Director
Nick Bhambri	51	Director
Loren Easton	35	Director
Michael Fisch	52	Director
William Jackson	54	Director
John Pearson Smith	66	Director
Jeffrey Stafeil	44	Director

Executive Officer and Director Biographies

George Thanopoulos was named our Chief Executive Officer in August 2014 in connection with the Combination and has served on our board of directors since August 2014. Mr. Thanopoulos is the founder of HHI and serves as its President and Chief Executive Officer since September 2005. Prior to founding HHI, he was a group president of Oldco M Corporation (the former Metaldyne Corporation) and prior to that held multiple positions at MascoTech, Inc., the predecessor company to Oldco M Corporation, over a 15-year period, including engineering, plant management, and executive management. Mr. Thanopoulos served as a member of the board of directors of Global Brass and Copper Holdings, Inc., a converter, fabricator, distributor, and processor of specialized copper and brass products in North America, from 2011 to 2014. Mr. Thanopoulos also served as a director of JL French Automotive Castings, Inc., a supplier of die cast aluminum components and assemblies, from 2006 to 2012 and as a director of Chassis Brakes International, a supplier of automotive foundation brakes and brake components, from 2012 to 2013. Mr. Thanopoulos holds a B.S. degree in Mechanical Engineering from the University of Michigan. Mr. Thanopoulos was chosen as our director because of his extensive experience in management and in the manufacturing industry.

Mark Blaufuss was named our Chief Financial Officer and Treasurer in August 2014 in connection with the Combination. Mr. Blaufuss has also served as Metaldyne’s Chief Financial Officer since May 2011. Prior to joining Metaldyne, Mr. Blaufuss held the Chief Financial Officer position at United Components, Inc., an aftermarket automotive parts supplier, from September 2009 to April 2011, and at Axletech International, a planetary axle supplier, from April 2007 to September 2009. He also worked as director of AlixPartners, a consulting firm, Corporate Controller of JPE, Inc., an automotive parts supplier, and Manager at PricewaterhouseCoopers. Mr. Blaufuss acted as CFO for Stonebridge Industries, Inc. until 2004. Stonebridge Industries, Inc. filed for Chapter 11 bankruptcy in 2005. Mr. Blaufuss holds a B.S. degree in Accounting from Michigan State University.

Thomas Amato was named our Co-President in August 2014 in connection with the Combination. Mr. Amato also serves as the President and Chief Executive Officer of Metaldyne, LLC, which he has done since its founding in 2009. Prior to that, he held multiple positions at Oldco M Corporation (the former Metaldyne Corporation), including as Executive Vice President of Corporate Development and Executive Vice President of Commercial Operations. He was named Chairman, President and Chief Executive Officer of Oldco M Corporation in January 2008 and was also Co-Chief Executive Officer of Asahi Tec, a Japanese casting and forging company publicly traded on the Tokyo Stock Exchange. Mr. Amato also held multiple positions at MascoTech, Inc., the predecessor company to Oldco M Corporation, which he joined in 1994, and he has served on the boards of Asahi Tec and Wolverine Tube. Mr. Amato holds a B.S. degree in Chemical Engineering from Wayne State University and an M.B.A. from the University of Michigan.

Douglas Grimm was named our Co-President in August 2014 in connection with the Combination. Mr. Grimm also serves as President and Chief Executive Officer of Grede which he has done since February 2010. Prior to that, he served as Chief Executive Officer of Citation Corporation, a foundry that manufactures components for the transportation and industrial markets, from January 2008 to February 2010. Prior to co-founding Grede Holdings LLC, Mr. Grimm served as Vice President—Global Ford, Materials Management,

Powertrain Electronics & Fuel Operations of Visteon Corporation, a global automotive supplier that manufactures climate, electronics, and interior products for vehicle manufacturers, from 2006 to 2008. Prior to that time, Mr. Grimm spent five years at Oldco M Corporation (the former Metaldyne Corporation) as a Vice President in various executive positions, including commercial operations, General Manager of forging and casting operations, as well as having responsibility for global purchasing and quality. Before joining Oldco M Corporation in 2001, Mr. Grimm was with Dana Corporation, a worldwide supplier of drivetrain, sealing and thermal management components and systems in 1998 and served as Vice President, Global Strategic Sourcing. Prior to that, Mr. Grimm spent 10 years at Chrysler Corporation in various purchasing management positions. Mr. Grimm is the immediate past Chairman of the Original Equipment Supplier Association (OESA), Vice-Chairman of the Motor & Equipment Manufacturers Association (MEMA) and a director for the Peterson American Corporation. Mr. Grimm holds a B.A. degree in Economics & Management from Hiram College (OH), where he is a member of the board of trustees, and an M.B.A. from the University of Detroit.

Kevin Penn has served on our board of directors since June 2014. Mr. Penn is the Chairman of our board of directors. Mr. Penn is also a Managing Director of American Securities, having joined in 2009. Prior to joining American Securities, he founded and led ACI Capital Co., LLC. Prior thereto, he was Executive Vice President and Chief Investment Officer for a family investment office, First Spring Corporation, where he managed private equity, direct investment, and public investment portfolios. Earlier in his career, Mr. Penn was a principal of the private equity firm Adler & Shaykin and was a founding member of the Leveraged Buyout Group at Morgan Stanley & Co. He was previously Chairman of Metaldyne, Grede, and HHI, and is currently the Chairman of the boards of Frontier Spinning Mills and Learning Care Group. He is also a board member of Unified Logistics and Cornhusker Energy Lexington Holdings. He is also a member of Mount Sinai Hospital Department of Medicine Advisory Board, and he serves as Chairperson of the Board of Overseers of University of Pennsylvania School of Design and as a Governor/Overseer of Hebrew Union College. Mr. Penn holds a B.S. degree in Economics from the Wharton School of University of Pennsylvania and an M.B.A. from Harvard Business School. Mr. Penn was chosen as our director because of his management and financial expertise.

Nick Bhambri has served on our board of directors since August 2014. Mr. Bhambri also served as the President of MECS Inc., a DuPont company, until April 2012. Before MECS was acquired by DuPont, Mr. Bhambri served as President and Chief Executive Officer of MECS since 2007, having joined the company in 1992. Mr. Bhambri was previously a director of HHI. Mr. Bhambri holds a B.S. degree in Mechanical Engineering and an M.B.A. from Washington University in St. Louis. Mr. Bhambri was chosen as our director because of his experience in the manufacturing industry.

Loren Easton has served on our board of directors since June 2014. Mr. Easton is also a Managing Director of American Securities, having joined in 2009. Prior to joining American Securities, Mr. Easton was a Vice President at ACI Capital Co., LLC and was an analyst at Lazard Frères. He was previously a director of Grede and Metaldyne and is currently a director of Frontier Spinning Mills and Unifrax. Mr. Easton holds a B.A. degree and an M.B.A. from the University of Pennsylvania. Mr. Easton was chosen as our director because of his management and financial expertise.

Michael Fisch has served on our board of directors since August 2014. Mr. Fisch is also the President and CEO of American Securities, which he co-founded in 1994. Mr. Fisch was previously a director of Metaldyne, Grede, and HHI and currently serves on the boards of certain American Securities affiliates, including ASP Portfolio Companies. He is a Trustee of Princeton Theological Seminary; board member of Human Rights Watch; and member of Mount Sinai Hospital Department of Medicine Advisory Board. Mr. Fisch holds a B.A. degree from Dartmouth College and an M.B.A. from Stanford University. Mr. Fisch was chosen as our director because of his management and financial expertise.

William Jackson has served on our board of directors since August 2014. Mr. Jackson has been an Executive Vice President of Corporate Development at Johnson Controls Inc. since September 2013 and served as its President of the Automotive Electronics & Interiors since March 2012. Mr. Jackson served as an Executive Vice President of Operations & Innovation at Johnson Controls Inc. from May 2011 to September 2013. Prior to Johnson Controls, he served as Senior Vice President and President of Automotive at Sears Holdings Corporation since March 2009 and was responsible for the oversight, leadership, and strategic growth of its automotive business, both in-store and online. Prior to Sears Holdings Corporation, Mr. Jackson was a Senior Partner and served in various leadership roles of Booz & Company. He served on the board of directors for both Booz Allen Hamilton and Booz & Company and was previously a director of Metaldyne. Mr. Jackson holds a B.S. degree and an M.S. degree in Mechanical Engineering from the University of Illinois and an M.B.A. from the University of Chicago. Mr. Jackson was chosen as our director because of his automotive and industrial consulting experience.

John Pearson Smith (Jack) has served on our board of directors since August 2014. Mr. Smith is also director and co-owner of Silversmith Inc., a producer of metering and automated data reporting systems for natural gas, oil production and waste water disposal. Prior to co-founding Silversmith Inc. in 2003, Mr. Smith was President and Chief Executive Officer of Holland Neway International, a producer of commercial vehicle suspensions and brake systems, with prior experience in engineering management at Ford Heavy Truck Division. Mr. Smith was previously a director of Metaldyne, and currently serves on the board of directors of SRAM Corporation. He is also on the board of Grand Valley State University Foundation. Mr. Smith holds a B.S. degree and an M.S. degree in Mechanical Engineering and an M.B.A. from the University of Michigan. Mr. Smith was chosen as our director because of his operational leadership and automotive expertise.

Jeffrey Stafeil has served on our board of directors since August 2014. Mr. Stafeil has also been Chief Financial Officer at Visteon Corporation since October 2012 and has been its Executive Vice President since November 2012. He served as the Chief Financial Officer and Executive Vice President of DURA Automotive Systems, LLC (alternate name, Dura Automotive Systems Inc.) from December 2008 to 2010 and served as its Chief Executive Officer from October 2010 to 2012. Prior to joining DURA, he served as the Chief Financial Officer and member of management board of Klöckner Pentaplast GmbH & Co. KG. He served as Chief Financial Officer and Executive Vice President of Oldco M Corporation (the former Metaldyne Corporation) from 2001 to 2007, in addition to other management positions since joining Oldco M Corporation in 2001. Mr. Stafeil served as a director of DURA Automotive Systems, LLC from June 2008 to October 2012 and Meridian Corporation since 2006 to 2009. From 2009 to 2012, he served as a director of J.L. French Automotive Castings Inc. and was previously a director of HHI. He currently serves as a director of Mentor Graphics Corp. Mr. Stafeil holds a B.S. degree in Accounting from Indiana University and an M.B.A. from the Fuqua School of Business at Duke University. Mr. Stafeil was chosen as our director because of his operational leadership and financial management experience.

Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our amended and restated bylaws provide that our board of directors will be composed of eight directors or such number as the board shall otherwise fix. Our executive officers and key employees serve at the discretion of our board of directors.

Controlled Company Exception

As of December 31, 2014, American Securities beneficially owns shares representing more than 50% of the voting power of our shares eligible to vote in the election of directors. As a result, we are a “controlled company” within the meaning of corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of our board of directors consist of independent directors, (2) that our board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) that our board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. The Company is currently utilizing some of these exemptions. As a result, although we have independent director representation on our compensation and nominating and corporate governance committees, they are not comprised entirely of independent directors, and only half of our board members are independent directors. Although we may transition to fully independent compensation and nominating and corporate governance committees prior to the time we cease to be a “controlled company,” for such period of time you will not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. The controlled company exemption does not modify the independence requirements for the audit committee, and we currently comply with the requirements of the Sarbanes-Oxley Act and the NYSE rules which require that our audit committee be composed of at least three members, a majority of whom are independent, and plan to comply with the requirement that each audit committee member will be independent within one year of the IPO. In the event that we cease to be a “controlled company” and our shares continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods.

Director Independence

Our board of directors has affirmatively determined that Mr. Bhambri, Mr. Jackson, Mr. Smith and Mr. Stafeil are independent directors under the applicable rules of the NYSE and as such term is defined in Rule 10A-3(b)(1) under the Exchange Act.

Board Committees

Our board of directors has the authority to appoint committees to perform certain management and administration functions. Our board of directors has three committees: the audit committee, the compensation committee and the nominating and corporate governance committee.

Audit Committee

The primary purpose of our audit committee is to assist the board’s oversight of:

•	the audits and integrity of our financial statements;

•	our processes relating to risk management;

•	our processes relating the systems of internal control over financial reporting and disclosure controls and procedures;

•	the qualifications, engagement, compensation, independence and performance of our independent auditor;

•	the auditor’s conduct of the annual audit of our financial statements and any other auditor services provided; and

•	the performance of our internal audit function.

Our audit committee will also produce the annual report of the audit committee as required by Securities and Exchange Commission rules:

•	our legal and regulatory compliance; and

•	the application of our codes of business conduct and ethics as established by management and the board.

Mr. Stafeil, Mr. Bhambri, and Mr. Easton serve on the audit committee. Mr. Stafeil serves as chairman of the audit committee and also qualifies as an “audit committee financial expert” as such term has been defined by the Securities and Exchange Commission in Item 401(h)(2) of Regulation S-K, and each audit committee member meets the financial literacy requirements of the NYSE. Our board of directors has affirmatively determined that Mr. Stafeil and Mr. Bhambri meet the definition of an “independent director” for the purposes of serving on the audit committee under applicable Securities and Exchange Commission and NYSE rules, and we intend to comply with these independence requirements for all members of the audit committee within the time periods specified therein. The audit committee is governed by a charter that complies with the rules of NYSE.

Compensation Committee

The primary purposes of our compensation committee are to:

•	oversee our employee compensation policies and practices;

•	determine and approve the compensation of our chief executive officer and other executive officers;

•	review and approve incentive compensation and equity compensation policies and programs;

•	produce the annual report of the compensation committee as required by Securities and Exchange Commission rules.

Mr. Penn, Mr. Easton and Mr. Jackson serve on the compensation committee, and Mr. Penn serves as the chairman. The compensation committee is governed by a charter.

Nominating and Corporate Governance Committee

The primary purposes of our nominating and corporate governance committee are to:

•	identify and screen individuals qualified to serve as directors and recommend to the board of directors candidates for nomination for election;

•	evaluate, monitor and make recommendations to the board of directors with respect to our corporate governance guidelines;

•	coordinate and oversee the annual self-evaluation of the board of directors and its committees and management; and

•	review our overall corporate governance and recommend improvements for approval by the board of directors where appropriate.

Mr. Fisch, Mr. Penn and Mr. Smith serve on the nominating and corporate governance, and Mr. Fisch serves as the chairman. The nominating and corporate governance committee is governed by a charter. The committee has a policy to consider properly submitted stockholder recommendations for candidates for membership on the board of directors. Directors may be nominated pursuant to the Stockholders’ Agreement dated August 4, 2014 among the Company and its stockholders. In addition, the committee will consider recommendations for board candidates submitted by stockholders using substantially the same criteria it applies to recommendations from the committee, directors, and members of management. Stockholders may submit recommendations by providing a person’s name and appropriate background and biographical information in writing to:

Metaldyne Performance Group Inc.

47659 Halyard Drive

Plymouth, MI 48170-2429

Attention: Nominating and Corporate Governance Committee

Board and Committee Meetings

During 2014 and subsequent to the IPO, the board of directors and the audit committee each held one meeting.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves, or in the past year has served, as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee. No interlocking relationship exists between any member of the compensation committee (or other committee performing equivalent functions) and any executive, member of the board of directors or member of the compensation committee (or other committee performing equivalent functions) and of any other company.

Code of Business Conduct and Ethics

We adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors, including those officers responsible for financial reporting. These standards are designed to deter wrongdoing and to promote honest and ethical conduct. The code of business conduct and ethics is available on our web site at www.mpgdriven.com. Any waiver of the code for directors or executive officers may be made only by our board of directors and will be promptly disclosed to our stockholders as required by applicable U.S. federal securities laws and the corporate governance rules of the NYSE. Amendments to the code must be approved by our board of directors and will be promptly disclosed (other than technical, administrative, or non-substantive changes). Any amendments to the code, or any waivers of its requirements, will be disclosed on our website. Any person may request a copy of the code of business conduct and ethics, at no cost, by writing to us at the following address:

Metaldyne Performance Group Inc.

47659 Halyard Drive

Plymouth, MI 48170-2429

Attention: Corporate Integrity Committee

Corporate Governance Guidelines

Our board of directors adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE, as applicable, that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including the size and composition of the board, board membership criteria and director qualifications, director responsibilities, board agenda, roles of the Chairman of the board and Chief Executive Officer, executive sessions, standing board committees, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website www.mpgdriven.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of copies of such forms received by us, or written representations from reporting persons that no such forms were required for those persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during the fiscal year ended December 31, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

The following discussion and analysis of compensation arrangements should be read with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans and expectations regarding future compensation programs.

Executive Summary

This compensation discussion and analysis provides an overview and analysis of (i) the elements comprising the compensation programs at HHI, Metaldyne or Grede, as applicable for our named executive officers, which we refer to in this compensation discussion and analysis as our named executive officers (“NEOs”), (ii) the compensation decisions made under such programs and reflected in the executive compensation tables that follow this compensation discussion and analysis, and (iii) the material factors considered in making those decisions. In addition, this compensation discussion and analysis includes a discussion of our compensation program for executive officers after the Combination.

Our NEOs

Our executive officers were executive officers at HHI, Metaldyne or Grede prior to the Combination. We determined the NEOs based on their position after the Combination and their compensation for the year ended December 31, 2014 from HHI, Metaldyne or Grede, as applicable. For the year ended December 31, 2014, our NEOs were:

•	George Thanopoulos, our Chief Executive Officer, and President & CEO of HHI. In 2014, Mr. Thanopoulos served as the chief executive officer of HHI through August 3, 2014. On August 4, effective with the Combination, Mr. Thanopoulos was named chief executive officer of MPG, in addition to his role as President & CEO of HHI.

•	Mark Blaufuss, our Chief Financial Officer and Treasurer. In 2014, Mr. Blaufuss served as the chief financial officer of Metaldyne through August 3, 2014. On August 4, effective with the Combination, Mr. Blaufuss was named chief financial officer and treasurer of MPG.

•	Thomas Amato, our Co-President, and President & CEO of Metaldyne. In 2014, Mr. Amato served as the president and chief executive officer of Metaldyne through August 3, 2014. On August 4, effective with the combination, Mr. Amato was named Co-President of MPG, in addition to his role as President & CEO Metaldyne.

•	Douglas Grimm, our Co-President, and President & CEO of Grede. In 2014, Mr. Grimm served as the chairman, president and chief executive officer of Grede through August 3, 2014. On August 4, effective with the Combination, Mr. Grimm was named Co-President of MPG, in addition to his role as and President & CEO of Grede.

Compensation Philosophy

In connection with the Combination, we reviewed and aligned the existing compensation programs of HHI, Metaldyne and Grede into our executive compensation program. Consistent with the existing programs, our overall post-Combination compensation program is structured to attract, motivate and retain highly qualified executives by paying them competitively, with variable components designed to pay them based on results that are consistent with our performance on both a short- and long-term basis and on their contribution to that success. In addition, this program is structured to ensure that a significant portion of compensation opportunity is related to specific, measurable factors that directly and indirectly influence stockholder value. Accordingly, we continue to set goals designed to link each executive officer’s compensation to our performance and the executive officer’s own performance.

Compensation Elements

Our compensation for our executive officers consists primarily of the elements, and their corresponding primary objectives, identified in the following table.

Compensation Element	Primary Objective
Base salary	To recognize performance of job responsibilities and to attract and retain individuals with superior talent.

Annual performance-based compensation	To promote our near-term performance objectives across the entire workforce and reward individual contributions to the achievement of those objectives.

Long-term equity incentive awards	To emphasize our long-term performance objectives, encourage the maximization of stockholder value and retain key executives by providing an opportunity to own our stock.

Severance and change in control benefits	To encourage the continued attention and dedication of key individuals when considering strategic alternatives.

Retirement savings (401(k)) plans	To provide an opportunity for tax-efficient savings and long-term financial security.

Other elements of compensation and perquisites	To attract and retain talented executives in a cost-efficient manner by providing health, dental, disability and life insurance as well as other benefits with high perceived values at a relatively low cost to us.

Determination of Compensation Awards

The post-Combination executive compensation program is based on the existing programs at HHI, Metaldyne and Grede and the existing employment agreements for our executive officers, which were revised to reflect the impact of the Combination and changes to responsibilities, as well as to harmonize common elements of each of the senior executive’s employment arrangements, such as severance, change of control and other provisions. We did not use benchmarking or a compensation consultant to establish the terms of the revised employment agreements. We relied upon our judgment and general industry knowledge of management and our board of directors obtained through years of service with comparably sized companies in our industry to determine the terms of our executive compensation program, as well as the relative roles of the executives and any additional responsibilities to be undertaken by the executives.

Compensation Committee

The compensation committee oversees our executive compensation program and determines the compensation of our executive officers, including our NEOs, and is charged with reviewing executive officer compensation policies and practices to ensure adherence to our compensation philosophies. In addition, the compensation committee is charged with ensuring that the total compensation paid to our executive officers is fair, reasonable and competitive, taking into account our position within our industry, including our comparative performance, and our NEOs’ level of expertise and experience in their positions. The compensation committee has primary responsible for (i) overseeing our executive compensation policies and practices; (ii) reviewing and determining the compensation of our executive officers (including our Chief Executive Officer and other NEOs), including (a) determining base salary and target bonus levels (representing the bonus that may be awarded expressed as a percentage of base salary or as a dollar amount for the year), (b) assessing the performance of the Chief Executive Officer and other NEOs for each applicable performance period, (c) determining the awards to be paid to our Chief Executive Officer and other NEOs under our annual performance-based compensation program for each year, and (d) making equity award grants under our 2014 Equity Incentive Plan (defined below); (iii) providing oversight of our compensation policies, plans and benefit programs including reviewing, approving and administering all compensation and employee benefit plans, policies and programs; and (iv) producing, approving and recommending to the board of directors for approval reports on compensation matters required to be included in our annual proxy statement or annual report.

In determining compensation levels for our NEOs, the compensation committee considers each NEO’s unique position and responsibility and relies upon the judgment and experience of its members, including their review of competitive compensation levels in our industry. We believe that executive officer base salaries should be competitive with the salaries of executive officers in similar positions and with similar responsibilities in our marketplace and adjusted for financial and operating performance, each executive’s level of experience, and each executive’s current and expected future contributions to our results. In this regard, each executive officer’s current and prior compensation is considered as a reference point against which determinations are made as to whether increases are appropriate to retain the NEO in light of competition or in order to provide continuing performance incentives.

Role of Chief Executive Officer

To aid the compensation committee in making its determinations, the Chief Executive Officer will provide recommendations at least annually to the compensation committee regarding the compensation of executive officers other than him. The performance of our executive officers, including the Chief Executive Officer, will be reviewed at least annually by the compensation committee to determine each executive officer’s compensation.

Use of Peer Group Data

In making compensation determinations in connection with the Combination, we did not use benchmarking or compensation consultants, directly compare compensation levels with any other companies or refer to any specific compensation survey or other data. The compensation committee may use compensation consultants and peer group data in making future compensation decisions, including studies on compensation structure and banding as well as our long-term incentive plan in comparison to our peers. Our compensation committee has established the following peer group with which we compete for talent to assist with external benchmarking, and to assist the committee in determining total compensation for executive officers:

Ametek	Allison Transmission	American Axle
BorgWarner	Briggs & Stratton	Brunswick Corp
Cooper Standard	Dana Holding	Delphi Automotive
ITT Corp	Linamar Corp	Snap-on Inc.
Terex Corp	Timken Co.	Titan International
TRW Automotive	Valmont Industries	WABCO Holdings

Compensation Programs

The 2014 compensation for each of our NEOs was determined in accordance with the terms of their respective employment agreements or offer letter and was overseen by the respective compensation committees or boards of directors, as applicable, of HHI, Metaldyne and Grede. The compensation for Mr. Thanopoulos and Mr. Blaufuss in 2014 consisted of base salary, non-equity incentive plan compensation, equity compensation and other compensation (including, amongst other items, 401(k) savings plan match). The compensation for Mr. Amato in 2014 consisted of base salary, non-equity incentive plan compensation, equity compensation and other compensation (including, amongst other items a flexible allowance plan and 401(k) savings plan match). The compensation for Mr. Grimm in 2014 consisted of a base salary, non-equity compensation and other compensation (including, amongst other items, a flexible allowance plan, car allowance and 401(k) savings plan match). Each of the elements of the 2014 compensation for the NEOs is described below.

Base Salary

Each of our NEOs is party to an employment agreement that establishes a minimum base salary (as may be adjusted up but not down by our board of directors from time to time). Base salaries for our executive officers were generally set at levels deemed necessary to attract and retain individuals with superior talent, while taking into account the total compensation package provided to them in their employment agreements. Each year, base salaries will be adjusted, subject to the terms and conditions of their respective employment agreements, based upon the scope of responsibility and demonstrated proficiency of the executive officers as assessed by the compensation committee.

Each of HHI, Metaldyne and Grede paid base compensation commensurate with the position and responsibilities of the NEO. The applicable 2014 base salary for each of our NEOs was determined in accordance with their respective employment agreements and reviewed as part of the combination. The following table sets forth the 2014 base salaries for our NEOs.

Name	Principal Position	2014 Base Salary (1)
George Thanopoulos	Chief Executive Officer, and President & CEO of HHI	$874,182	(2)
Mark Blaufuss	Chief Financial Officer and Treasurer	$600,000	(3)
Thomas Amato	Co-President, and President & CEO of Metaldyne	$750,000	(4)
Douglas Grimm	Co-President, and President & CEO of Grede	$750,000	(5)

(1)	Represents the base salary of our NEOs, as paid by HHI, Metaldyne or Grede, as applicable, in 2014.
(2)	The base salary of Mr. Thanopoulos was $848,720 for the period from January 1, 2014 through June 30, 2014. It was increased to $874,182 effective as of July 1, 2014.
(3)	The base salary of Mr. Blaufuss was $337,594 for the period from January 1, 2014 through June 30, 2014. It was increased to $600,000 effective as of July 1, 2014.
(4)	The base salary of Mr. Amato was $533,820 for the period from January 1, 2014 through June 30, 2014. It was increased to $750,000 effective as of July 1, 2014.
(5)	The base salary of Mr. Grimm was $590,000 for the period from January 1, 2014 through June 30, 2014. It was increased to $750,000 effective as of July 1, 2014.

2014 Performance-based Compensation

In 2014, each of HHI, Metaldyne and Grede had a performance-based compensation component to their executive compensation plan to link a portion of the executive officer’s compensation to the respective company’s performance and/or the individual’s performance. Set forth below is a description of performance-based compensation for each of the NEOs.

In accordance with HHI’s performance-based compensation plan, HHI paid each of its executive officers an award based on HHI’s adjusted EBITDA (earnings before interest, taxes, depreciation and amortization and various non-cash or one-time adjustments) and individual performance objectives. Each HHI executive officer was entitled to receive a target award based on a percentage of their base salary. 75% of the award was based on HHI’s adjusted EBITDA and 25% of the award was based on individual performance objectives. To receive an award, HHI’s adjusted EBITDA had to exceed 80% of budgeted adjusted EBITDA and/or the executive officer had to meet his or her individual performance objectives. To receive the target award, HHI had to meet or exceed its budgeted adjusted EBITDA, which was $186.9 million for 2014, and the executive officer had to meet his or her individual performance objectives. In the event HHI’s adjusted EBITDA exceeded budgeted adjusted EBITDA and individual performance objectives were met, an executive officer would be entitled to receive an award in excess of his or her target award. The target award for Mr. Thanopoulos was 100% of his base salary. Since HHI’s adjusted EBITDA was 104% of the pre-determined target and he met his individual objectives, Mr. Thanopoulos received a cash award in the amount of $1,032,819, which was equal to 118% of his target award.

In accordance with Metaldyne’s performance-based compensation plan, Metaldyne paid each of its executive officers an award based on Metaldyne’s adjusted EBITDA (earnings before interest, taxes, depreciation and amortization and various non-cash or one-time adjustments) and Metaldyne’s operating cash flow generation (adjusted EBITDA less capital expenditures plus/minus the change in operating working capital). Each Metaldyne executive officer was entitled to receive a target award based on a percentage of his or her base salary. 50% of the award was based on Metaldyne’s adjusted EBITDA and 50% of the award was based on Metaldyne’s operating cash flow generation. To receive an award, Metaldyne had to achieve 90% of budgeted adjusted EBITDA and 90% of budgeted operating cash flow generation. To receive the target award, Metaldyne had to achieve 100% of both budgeted adjusted EBITDA and budgeted operating cash flow generation which were $195 million and $110.5 million, respectively, for 2014. In the event Metaldyne’s adjusted EBITDA and operating cash flow generation exceeded the budgeted amounts, an executive officer was entitled to receive an award in excess of the target award up to a maximum of 135% of the target award. The target awards for Mr. Blaufuss and Mr. Amato were 60% and 100% of their base salary, respectively. Since Metaldyne’s budgeted adjusted EBITDA and operating cash flow generation were, respectively, 104% and 116% of the pre-determined targets, Mr. Blaufuss and Mr. Amato received cash awards in the amounts of $396,000 and $825,000, respectively, in each case equal to 110% of the target award.

In accordance with Grede’s performance-based compensation plan, Grede paid each of its executive officers an award based on Grede’s adjusted EBITDA (earnings before interest, taxes, depreciation and amortization and various non-cash or one-time adjustments), Grede’s adjusted free cash flow generation and individual performance objectives. Each executive officer was entitled to receive a target award based on a percentage of base salary with 50% of the award was based on Grede’s adjusted EBITDA, 25% of the award was based on Grede’s adjusted free cash flow generation and 25% of the award was based on individual performance objectives. To receive an award, Grede’s adjusted EBITDA had to exceed 80% of budgeted adjusted EBITDA. To receive the target award, Grede had to meet or exceed its budgeted adjusted EBITDA and adjusted free cash flow, which were $159.3 million and $118 million, respectively, for 2014, and the executive officer had to meet his or her individual performance objectives. In the event Grede’s adjusted EBITDA and adjusted free cash flow exceeded budgeted adjusted EBITDA and adjusted free cash flow and individual performance objectives were met, an executive officer would be entitled to receive an award in excess of his or her target award up to a maximum of 200% of base salary. The target award for Mr. Grimm was 110% of his base salary. Since Grede’s adjusted EBITDA and adjusted free cash flow were each 94% of the pre-determined targets and he met his individual objectives, Mr. Grimm received a cash award in the amount of $679,196, which was equal to 82% of his target award.

2015 Performance-based Compensation

For 2015, the compensation committee structured our performance-based compensation program in a manner that was consistent with the existing programs to reward executive officers based on MPG performance and the performance of the individual executive directors relative to their individual performance objectives. This allows all executive officers to receive incentive bonus compensation in the event certain specified corporate performance measures are achieved.

Under the MPG performance-based compensation plan effective January 1, 2015, each of our executive officers will earn an award based on MPG Adjusted EBITDA, MPG Adjusted EBITDA less capital expenditures and individual performance objectives. Each NEO will be entitled to receive a target award based on a percentage of his base salary in which 50% of the award will be based on MPG Adjusted EBITDA, 25% of the award will be based on MPG Adjusted EBITDA less capital expenditures, and 25% of the award will be based on individual performance objectives. To receive an award, our Adjusted EBITDA has to meet or exceed 90% of budgeted Adjusted EBITDA. To receive the target award, we have to meet or exceed our budgeted Adjusted EBITDA and Adjusted EBITDA less capital expenditures, and the executive officer has to meet their individual performance objectives. In the event our Adjusted EBITDA and Adjusted EBITDA less capital expenditures exceed the budget amounts and the NEO’s meet their performance objectives, the executive officers would be entitled to receive an award in excess of their target award up to a maximum of 200% of their target award. The target awards for Mr. Thanopoulos, Mr. Blaufuss, Mr. Amato and Mr. Grimm will be 100%, 60%, 100% and 110%, respectively, of their base salary.

Long-Term Equity Incentive Awards

We believe that equity ownership provides our NEOs with a strong incentive to increase our value and aligns the interests of our executive officers with the interests of our stockholders. While we do not have a formal policy requiring our officers and directors to own our stock, we may adopt one in the future. However, our NEOs, along with other key employees, were granted stock options and other equity awards at the time of the HHI Transaction, the Metaldyne Transaction and the Grede Transaction, as applicable, which were converted into options to purchase our common stock in the Combination. In addition, we granted additional options in connection with the Combination under our newly adopted equity incentive plan, which we refer to as the Metaldyne Performance Group Inc. 2014 Equity Incentive Plan. The 2014 Equity Incentive Plan is discussed in more detail under “2014 Equity Incentive Plan” below. Our executive officers will be eligible to receive additional awards of stock options or other equity or equity-based awards under our 2014 Equity Incentive Plan at the discretion of the compensation committee, including, in 2015, grants of restricted shares of our common stock in an amount equal to $750,000 in the aggregate at the date of grant and options to purchase our common stock in an amount equal to $750,000 in the aggregate at the date of grant, each vesting over a three-year period from the date of grant. Mr. Thanopoulos, Mr. Blaufuss, Mr. Amato, and Mr. Grimm were each party to a letter agreement entitling them to a grant of restricted shares of our common stock under the 2014 Equity Incentive Plan, these awards were granted on December 11, 2014, the date of the pricing of the IPO, and vests 25% upon the first anniversary of the grant date and 75% upon the second anniversary of the grant date. Under the agreements, Mr. Thanopoulos, Mr. Amato, and Mr. Grimm were granted restricted stock with a fair market value of $2.0 million and Mr. Blaufuss was granted restricted stock with a fair market value of $1.25 million, in each case, based on the $15.00 offering price per share of MPG common stock.

Generally, our existing stock options have vesting schedules that are designed to encourage an optionee’s continued employment and option prices that are designed to reward an optionee for our performance. Options generally expire ten years from the date of the grant and vest in three to five equal annual installments following the date of grant, subject to the optionee’s continued employment on each applicable vesting date.

In connection with the Combination, we assumed the ASP MD Holdings, Inc. Stock Option Plan previously sponsored by Metaldyne (the “Metaldyne Plan”), the ASP HHI Holdings, Inc. Stock Option Plan, previously sponsored by HHI (the “HHI Plan”), and the ASP Grede Intermediate Holdings LLC 2014 Unit Option Plan, previously sponsored by Grede (the “Grede Plan” and, together with the Metaldyne Plan and the HHI Plan, the “Assumed Plans”), together with all stock options to purchase shares of common stock of Metaldyne or HHI and options to purchase units of Grede issued and outstanding under the Assumed Option Plans as of the time of the Combination, which options were converted in accordance with the terms of the Assumed Plans and the Merger Agreement into options to acquire shares of our common stock (the “Assumed Options”). Following our assumption of the Assumed Plans and the Assumed Options, we entered into new award agreements evidencing the Assumed Options which eliminated any performance-based vesting provisions and such options are now solely subject to time-vesting. Prior to the Combination, Mr. Thanopoulos held options to purchase 110,948 shares of common stock of HHI with a strike price of $27.61 which were converted to options under the HHI Plan (split adjusted) to purchase 926,870 shares of our common stock with a strike price of $3.31 which vested with respect to 20% of the shares subject to the option on each of December 6, 2013 and 2014 and shall vest in respect of another 20% on each of December 6, 2015, 2016 and 2017, subject to continued employment on such dates. Mr. Blaufuss held options to purchase 221,597 shares of common stock of Metaldyne with a strike price of $5.77 which were converted to options under the Metaldyne Plan (split adjusted) to purchase 237,095 shares of our common stock with a strike price of $5.40 which vested with respect to 20% of the shares subject to the option on February 19, 2014 and shall vest in respect of another 20% on each of February 19, 2015, 2016, 2017 and 2018, subject to continued employment on such dates. Mr. Amato held options to purchase 576,153 shares of common stock of Metaldyne with a strike price of $5.77 and 35,000 shares of common stock of Metaldyne with a strike price of $15.77 which were converted to options under the Metaldyne Plan (split adjusted) to purchase 616,450 shares of our common stock with a strike price of $5.40 and 37,445 shares of our common stock with a strike price of $14.75, both of which vested with respect to 20% of the shares subject to the options on February 19, 2014 and each of which shall vest in respect of another 20% on each of February 19, 2015, 2016, 2017 and 2018, subject to continued employment on such dates. Mr. Grimm held options to purchase 9,049 units of Grede with a strike price of $1,000 which were converted to options under the Grede Plan (split adjusted) to purchase 485,205 shares of our common stock with a strike price of $18.66 which vest with respect to 100% of the shares subject to the option on June 2, 2021, subject to continued employment.

In connection with the Combination, we adopted the 2014 Equity Incentive Plan providing for the grant of options, restricted stock awards, restricted stock units, and other equity-based compensation awards. As a holder of options to acquire shares of common stock of HHI, Mr. Thanopoulos received an option granted under the 2014 Equity Incentive Plan (split adjusted) to acquire 424,950 shares of our common stock at a strike price of $20, with respect to which 253,125 of the shares subject to option were fully vested upon grant and 171,825 of the shares subject to option, which shall be 20% vested upon grant and shall vest in respect of another 20% on each of December 6, 2014, 2015, 2016 and 2017, subject to continued employment on such dates. In addition, Mr. Thanopoulos, Mr. Blaufuss, Mr. Amato and Mr. Grimm were also granted fully vested options under the 2014 Equity Incentive Plan (split adjusted) to purchase 139,220, 3,935, 26,285 and 9,385 shares of our common stock, respectively, at an exercise price of $20 per share, which amounts were equal to 10% of the number of shares of our common stock owned by such individual. In addition, in connection with the Combination, Mr. Thanopoulos, Mr. Blaufuss, Mr. Amato and Mr. Grimm were granted options under the 2014 Equity Incentive Plan (split adjusted) to purchase 135,185, 23,710, 65,390 and 48,875 shares of our common stock, respectively, at an exercise price of $20 per share, which amounts were equal to 10% of the number of shares of our common stock held under option by such individual, which options vest one-third on each of August 4, 2015, 2016 and 2017.

All of the foregoing options received by Mr. Thanopoulos, Mr. Blaufuss, Mr. Amato and Mr. Grimm provide for full vesting upon a “transaction” as defined in their individual award agreements and the Assumed Plans, subject to continued employment through consummation of the transaction. The definition of “transaction” under such agreements and plans generally means (i) the sale of all, or substantially all, of our consolidated assets, including, without limitation, a sale of all or substantially all of our assets or the assets of any of our subsidiaries whose assets constitute all or substantially all of our consolidated assets (or the sale of a majority of the outstanding shares of voting capital stock of any subsidiary or subsidiaries whose consolidated assets so constitute), in any single transaction or series of related transactions; (ii) the sale of shares of our common stock by American Securities or its affiliates, which results in American Securities and its affiliates not having the power to elect or appoint a majority of the members of the board; or (iii) any merger or consolidation of us with or into another corporation or entity unless, after giving effect to such merger or consolidation, the holders of our voting securities (on a fully-diluted basis immediately prior to the merger or consolidation), own voting securities (on a fully-diluted basis) of the surviving or resulting corporation or entity representing a majority of the outstanding voting power to elect directors of the surviving or resulting corporation or entity in substantially the same proportions that they held their shares prior to such merger. In addition, options granted to any employees under the 2014 Equity Incentive Plan or the Assumed Plans are subject to full vesting upon a “transaction.” In addition, the Assumed Options received by Mr. Blaufuss and Mr. Amato provide that if an operating division of the Company or an affiliate is sold, our board of directors may, in its discretion, accelerate the vesting of some or all of such executive’s options if the executive’s employment is transferred in connection with such sale.

Retirement Benefits

Each of HHI, Metaldyne and Grede offers their executive officers retirement benefits through 401(k) plans, which provide tax-efficient retirement savings. Each of HHI, Metaldyne and Grede matches a portion of the pre-tax dollar contributions of the executive officer up to a pre-set limit, subject to Internal Revenue Code of 1986, as amended (the “Code”) contribution limits. Matching contributions are immediately vested. In 2014, Mr. Thanopoulos, Mr. Blaufuss, Mr. Amato and Mr. Grimm received matching contributions of $6,120, $7,800, $6,697 and $5,200, respectively.

Perquisites and Other Compensation

We provide our executive officers, including our NEOs, with certain personal benefits and perquisites, which we do not consider to be a significant component of executive compensation but which we recognize are an important factor in attracting and retaining talented executives. Executive officers are eligible under the same plans as all other employees for medical, dental, disability and life insurance. We provide higher levels of long-term disability and life insurance coverages to our executive officers than is generally available to our non-executive employees. We provide these supplemental benefits to our executive officers due to the relatively low cost of such benefits and the value they provide in assisting us in attracting and retaining talented executives.

Each of Metaldyne and Grede also offers certain of its executive officers other compensation and perquisites in order to better enable the companies to attract and retain talented employees to key positions by providing additional benefits with high perceived values at relatively low cost to us. Metaldyne and Grede provided Mr. Amato and Mr. Grimm with a flexible allowance plan that provided reimbursement for certain designated items (including, amongst other items, supplemental life insurance, liability insurance, club membership, financial and estate planning and income tax preparation) as well as a tax gross up for certain reimbursements. Mr. Amato received $25,489 from Metaldyne under this program and Mr. Grimm received $43,483 executive flex and $9,450 for executive life from Grede under this program.

Employment Agreements and Severance Benefits

In connection with the Combination, we entered into new employment agreements with our NEOs. We have described the material terms of these agreements below. These employment agreements establish the terms and conditions of such NEO’s employment relationship with us. These agreements generally provide that such NEO receive a minimum base salary and be eligible to receive an annual bonus, but do not otherwise provide for annual salary or bonus increases or other compensation increases. In addition, these employment agreements provide for benefits upon termination of employment in certain circumstances.

We entered into an employment agreement with George Thanopoulos as of August 4, 2014. Mr. Thanopoulos’ contract period is valid through the earliest of (i) his resignation, (ii) his death or disability and (iii) his termination by us at any time for cause or without cause. The agreement provides that Mr. Thanopoulos will receive an initial annualized base salary of $874,182. The board of directors has discretion to increase (but not reduce) the base salary from time to time. The agreement also provides for an annual cash bonus with a target level of 100% of his base salary, as determined by the board of directors based on performance objectives established with respect to that particular year. Mr. Thanopoulos is eligible to participate in one or more of our equity incentive plans pursuant to the terms and conditions of such plans. If we terminate Mr. Thanopoulos’ employment at any time without cause (as defined in the agreement) or Mr. Thanopoulos resigns with good reason (as defined in the agreement), we must provide Mr. Thanopoulos with the following, subject to his execution of a release of claims and his continued compliance with the restrictive covenants set forth in his employment agreement: (a) an amount equal to his monthly base salary rate paid monthly for a period of 24 months (or 12 months if such termination occurs on or after August 28, 2015), (b) continued group medical coverage, paid for by the Company, for a period of 24 months (or 12 months is such termination occurs on or after August 28, 2015), ceasing earlier if he ceases to be eligible for COBRA continuation coverage or obtains other employment that offers group health benefits, and (c) a pro rata portion of the annual bonus he otherwise would have received for the fiscal year in which he was terminated.

We entered into an employment agreement with Mark Blaufuss as of August 4, 2014. Mr. Blaufuss’ contract period is valid through the earliest of (i) his resignation, (ii) his death or disability and (iii) his termination by us at any time for cause or without cause. The agreement provides that Mr. Blaufuss will receive an initial annualized base salary of $600,000. The board of directors has discretion to increase (but not reduce) the base salary from time to time. The agreement also provides for an annual cash bonus with a target level of 60% of his base salary, as determined by the board of directors based on performance objectives established with respect to that particular year. Mr. Blaufuss is eligible to participate in one or more of our equity incentive plans pursuant to the terms and conditions of such plans. If we terminate Mr. Blaufuss’ employment at any time without cause (as defined in the agreement) or Mr. Blaufuss resigns with good reason (as defined in the agreement) we must provide Mr. Blaufuss with the following, subject to his execution of a release of claims and his continued compliance with the restrictive covenants set forth in his employment agreement: (a) an amount equal to his monthly base salary rate paid monthly for a period of 18 months, (b) continued group medical coverage for a period of 18 months at the same cost as he would have paid as an active participant in the Company’s group health plan, ceasing earlier if he ceases to be eligible for COBRA continuation coverage or obtains other employment that offers group health benefits, and (c) a pro rata portion of the annual bonus he otherwise would have received for the fiscal year in which he was terminated.

We entered into an employment agreement with Thomas Amato as of August 4, 2014. Mr. Amato’s contract period is valid through the earliest of (i) his resignation, (ii) his death or disability and (iii) his termination by us at any time for cause or without cause. The agreement provides that Mr. Amato will receive an initial annualized base salary of $750,000. The board of directors has discretion to increase (but not reduce) the base salary from time to time. The agreement also provides for an annual cash bonus with a target level of 100% of his base salary, as determined by the board of directors based on performance objectives established with respect to that particular year. Mr. Amato receives an executive flex spending allowance and is eligible to participate in one or more of our equity incentive plans pursuant to the terms and conditions of such plans. If we terminate Mr. Amato’s employment at any time without cause (as defined in the agreement), we must provide Mr. Amato with the following, subject to his execution of a release of claims and his continued compliance with the restrictive covenants set forth in his employment agreement: (a) an amount equal to his monthly base salary rate paid monthly for a period of 18 months, (b) continued group medical coverage for a period of 18 months at the same cost as he would have paid as an active participant in the Company’s group health plan, ceasing earlier if he ceases to be eligible for COBRA continuation coverage or obtains other employment that offers group health benefits, and (c) a pro rata portion of the annual bonus he otherwise would have received for the fiscal year in which he was terminated.

We entered into an employment agreement with Douglas Grimm as of August 4, 2014. Mr. Grimm’s contract period is valid through the earliest of (i) his resignation, (ii) his death or disability and (iii) his termination by us at any time for cause or without cause. The agreement provides that Mr. Grimm will receive an initial annualized base salary of $750,000. The board of directors has discretion to increase (but not reduce) the base salary from time to time. The agreement also provides for an annual cash bonus with a target level of 110% of his base salary, as determined by the board of directors based on performance objectives established with respect to that particular year. Mr. Grimm is provided with life insurance coverage carrying a death benefit at least equal to five times his annualized base salary, a cash automobile allowance of $850 per month and an annual perquisite allowance of $25,000, and is eligible to participate in one or more of our equity incentive plans, pursuant to the terms of such plans. If we terminate Mr. Grimm’s employment at any time without cause (as defined in the agreement) or Mr. Grimm resigns with good reason (as defined in the agreement), we must provide Mr. Grimm with the following, subject to his execution of a release of claims and his continued compliance with the restrictive covenants set forth in his employment agreement: (a) an amount, paid in equal monthly installments over the 18 months following his termination, equal to the sum of (1) a prorated portion of his target annual bonus for the year of termination based on the number of days that have elapsed during the year of termination, plus (2) 1.5 times the sum of his annualized base salary rate and his target annual bonus, (b) continued group medical coverage for a period of 18 months at the same cost as he would have paid as an active participant in the Company’s group health plan, ceasing earlier if he ceases to be eligible for COBRA continuation coverage or obtains other employment that offers group health benefits, and (c) outplacement services for a period of six months in an amount not to exceed $40,000 in the aggregate.

For purposes of each of the employment agreements with our NEOs, “cause” means that the executive officer has:

•	continually failed to perform in a material manner or was materially negligent or committed willful misconduct in the performance of the executive’s duties to us or our subsidiaries for a period of 30 days after written notice was delivered to the executive by or on behalf of our board of directors specifying the manner in which the executive failed to perform (and which such failure or other performance default remains uncured after such time);

•	materially breached any material provisions in any written agreement between the executive and us or one of our subsidiaries for a period of 30 days after written notice was delivered to the executive by or on behalf of our board of directors specifying the manner in which the executive breached (and which breach remains uncured after such time);

•	developed or pursued interests materially adverse to us or any of our subsidiaries or willfully failed to observe any of our or any of our subsidiaries’ material written policies applicable to the executive for a period of 30 days after written notice was delivered to the executive by or on behalf of our board of directors specifying the manner in which the executive failed to observe (and which failure remains uncured after such time);

•	materially breached any non-competition, non-solicitation, or confidentiality agreement or covenant with us or any applicable subsidiary;

•	engaged in theft, embezzlement, fraud, or misappropriation of any of our or any of our subsidiaries’ property; or

•	been convicted of or entered a guilty or no contest plea with respect to a felony (other than a vehicular felony or through vicarious liability not related to us or any of our affiliates) or a misdemeanor involving moral turpitude or fraud.

For purposes of each of the employment agreements with our NEOs, “good reason” means the executive’s resignation from employment with us as a result of one or more of the following reasons, provided, in each case, that the executive must deliver written notice of resignation to us within 30 days after the occurrence of any such event, and if we do not cure the breach within 30 days of receipt of such notice, the executive actually terminates his employment within 60 days following the expiration of such cure period:

•	we reduce the amount of the executive officer’s base salary;

•	we change the executive officer’s titles or reduce the executive’s responsibilities materially inconsistent with the positions the executive then holds;

•	we change the executive officer’s place of work to a location more than 35 miles from the executive’s present place of work, other than any relocation to the current business headquarters of any of the Metaldyne, HHI, or Grede businesses, or to any location within five miles of any such headquarters; or

•	a successor to substantially all of our business and/or assets does not expressly assume and agree to perform such employment agreement and provide the executive with the same or comparable position, duties, base salary, target annual bonus and benefits under such agreement.

The options and restricted stock awards granted to each NEO fully vest upon a termination of employment with us by reason of death or “disability,” termination by us without “cause,” or such individual’s resignation for “good reason,” as those terms are defined in their individual award agreements.

Compensation Policies and Practices as They Relate to Risk Management

The compensation committee has evaluated the policies and practices of compensating our employees in light of the relevant factors, including the following:

•	allocation of compensation between cash and equity awards and the focus on stock-based compensation, including options and stock awards generally vesting over a period of years, thereby mitigating against short-term risk taking;

•	performance-based compensation is not based solely on our performance, but also requires achievement of individual performance objectives; and

•	financial performance targets of our performance-based compensation plan are budgeted objectives that are reviewed and approved by our board of directors and/or our compensation committee.

Based on such evaluation, the compensation committee has determined that our policies and practices do not incentivize taking unnecessary or excessive risks and are not reasonably likely to have a material adverse effect on us.

IRS Code Section 162(m)

Section 162(m) of the Code generally disallows publicly held companies a tax deduction for compensation in excess of $1,000,000 paid to their chief executive officer and the three other most highly compensated executive officers (other than the chief financial officer) unless such compensation qualifies for an exemption for certain compensation that is based on performance. Section 162(m) of the Code provides transition relief for privately held companies that become publicly held, pursuant to which the foregoing deduction limit does not apply to any remuneration paid pursuant to compensation plans or agreements in existence during the period in which the corporation was not publicly held if, in connection with an initial public offering, the prospectus accompanying the initial public offering discloses information concerning those plans or agreements that satisfies all applicable securities laws then in effect. If the transition requirements are met in connection with an initial public offering, the transition relief continues until the earliest of (i) the expiration of the plan or agreement, (ii) the material modification of the plan or agreement, (iii) the issuance of all employer stock and other compensation that has been allocated under the plan, or (iv) the first meeting of the stockholders at which directors are to be elected that occurs after the close of the third calendar year following the calendar year in which the initial public offering occurs. Our intent generally is to design and administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to our executive officers, and we believe that a substantial portion of our current executive compensation program will satisfy the requirements for exemption from the $1,000,000 deduction limitation, to the extent applicable. However, we reserve the right to design programs that recognize a full range of performance criteria important to our success, even where the compensation paid under such programs may not be deductible. The compensation committee will monitor the tax and other consequences of our executive compensation program as part of its primary objective of ensuring that compensation paid to our executive officers is reasonable, performance based and consistent with our goals and the goals of our stockholders.

Compensation Committee Report

The compensation committee of the board of directors (hereafter referred to as the “Committee”) oversees the Company’s programs for compensating executive officers and other key management employees, including the administration of the Company’s equity-based compensation plans, and approves the salaries, bonuses and other awards to executive officers. The Committee has reviewed and discussed the Compensation Discussion and Analysis with management of the Company, and, based on such review and discussion, the Committee has recommended to the board of directors that the Compensation Discussion and Analysis so stated be included in this Form 10-K.

Compensation Committee: Kevin Penn, Chairman Loren Easton William Jackson

Executive Compensation

Summary Compensation Table for 2014

The following table sets forth certain information with respect to the compensation paid to our NEOs during the years ended December 31, 2013 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($) (5)	Stock Awards ($)(6)	Option Awards ($) (1)	Non-equity Incentive Plan Compensation ($) (7)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (8)	Total ($)
George Thanopoulos; Chief Executive Officer and President & CEO of HHI (2)	2014 2013	857,644 836,360	—	2,000,010	7,926,524	1,030,970 1,384,739	—	639,628 6,120	12,454,776 2,227,219

Mark Blaufuss; Chief Financial Officer (3)	2014 2013	468,797 328,343	—	1,250,010	327,054 1,247,593	396,000 224,821	—	7,800 7,650	2,449,661 1,808,407

Thomas Amato; Co-President and President & CEO of Metaldyne (3)	2014 2013	658,539 533,820	—	2,000,010	1,072,329 3,349,442	825,000 603,216	—	32,185 26,379	4,588,063 4,512,857

Douglas Grimm; Co-President and President & CEO of Grede (4)	2014 2013	670,004 590,000	—	2,000,010	6,830,930	679,196 976,246	—	68,333 58,932	10,248,473 1,625,178

(1)	As required by Securities and Exchange Commission rules, amounts shown in the column “Option Awards” reflects the aggregate grant-date fair value of option awards granted in the fiscal year in accordance with accounting rules ASC 718, Compensation—Stock Compensation. For a description of the assumptions used in calculating the fair value of equity awards in 2014 under ASC 718, see Note 16 of the notes to the consolidated financial statements contained within “Item 8. Financial Statements and Supplementary Data.” These amounts reflect our cumulative accounting expense over the vesting period and do not correspond to the actual values that may be realized by the NEOs.
(2)	Compensation paid by HHI. Does not include $2,485,775 received by Mr. Thanopoulos for the anti-dilution feature of his options related to the dividend paid by HHI during 2014.
(3)	Compensation paid by Metaldyne.
(4)	Compensation paid by Grede. Does not include $23,526,659 received by Mr. Grimm in recognition of the equity units he held related to the Grede Transaction.
(5)	Does not include the value of 1,016 plan units granted to Mr. Grimm, that vested in 2013, under the Equity Based Compensation Plan previously maintained by Grede Holdings LLC, entitling Mr. Grimm to receive a cash payment in respect of such units in an amount determined as if such units were membership units of Grede Holdings LLC, in a change of control transaction. As of December 31, 2013, the liquidity event (a change of control) was considered not probable of occurring in accordance with ASC 718, Compensation—Stock Compensation.
(6)	As required by Securities and Exchange Commission rules, the amounts shown in the column “stock awards” reflects the aggregate grant date fair value of restricted stock awards granted in the fiscal year in accordance with accounting rules ASC 718, Compensation—Stock Compensation. The amounts represent our cumulative accounting expense over the vesting period and do not correspond to the actual values that may be realized by the NEO’s.
(7)	The amounts in column “Non-Equity Incentive Plan Compensation” reflects the 2014 plan year payout, to be paid in March 2015, as part of the previous HHI, Metaldyne, and Grede annual bonus plans.
(8)	The components of the column “All Other Compensation” for 2014 are summarized in the following table.

Name	401(k) Match ($)	Car Allowance ($)	Executive Flex Allowance ($)	Executive Life Insurance ($)	Other Compensation ($) (1)	Total ($)
George Thanopoulos	6,120	—	—	—	633,508	639,628
Mark Blaufuss	7,800	—	—	—	—	7,800
Thomas Amato	6,697	—	25,488	—	—	32,185
Douglas Grimm	5,200	10,200	43,483	9,450	—	68,333

(1)	Represents a payment of $633,508 for recognition of dividends Mr. Thanopoulos would have received for shares purchased upon the March 2014 escrow release.

Grants of Plan-Based Awards for 2014

The following table sets forth certain information with respect to the grants of plan-based awards to our NEOs during the year ended December 31, 2014.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Name		Threshold ($)	Target ($)	Maximum ($)
George Thanopoulos	08/06/2014 08/06/2014 08/06/2014 08/06/2014 08/06/2014 12/11/2014 01/01/2014	437,091	874,182	—	133,334	253,125 171,825 136,540 2,680 135,185	20.00 20.00 20.00 20.00 20.00	2,793,994 1,978,737 1,507,129 29,582 1,617,083 2,000,010

Mark Blaufuss	08/06/2014 08/06/2014 12/11/2014 01/01/2014	180,000	360,000	486,000	83,334	3,935 23,710	20.00 20.00	43,435 283,619 1,250,010

Thomas Amato	08/06/2014 08/06/2014 12/11/2014 01/01/2014	375,000	750,000	1,012,500	133,334	26,285 65,390	20.00 20.00	290,134 782,195 2,000,010

Douglas Grimm	06/02/2014 08/06/2014 08/06/2014 12/11/2014 01/01/2014	416,254	832,509	1,665,018	133,334	485,205 9,385 48,875	18.66 20.00 20.00	6,142,695 103,592 584,643 2,000,010

(1)	The amounts shown represent the threshold, target and maximum amounts payable as part of the HHI, Metaldyne, and Grede bonus plans, in which each NEO participated in 2014.
(2)	As required by Securities and Exchange Commission rules, amounts shown in the column “Grant Date Fair Value of Stock and Option Awards” present the aggregate grant-date fair value of option awards granted in the fiscal year in accordance with accounting rules ASC 718, Compensation—Stock Compensation. For a description of the assumptions used in calculating the fair value of equity awards in 2013 under ASC 718, see the Notes to the Company’s audited financial statements included elsewhere in this Form 10-K. These amounts reflect our cumulative accounting expense over the vesting period and do not correspond to the actual values that may be realized by the NEOs.

Outstanding Equity Awards at December 31, 2014

The following table provides information regarding the equity awards held by the NEOs as of December 31, 2014.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
George Thanopoulos	370,748 253,125 68,730 136,540 2,680 —	556,122 — 103,095 — — 135,185	3.31 20.00 20.00 20.00 20.00 20.00	12/06/2022 08/06/2024 08/06/2024 08/06/2024 08/06/2024 08/06/2024	133,334	2,314,678

Mark Blaufuss	47,419 3,935 —	189,676 — 23,710	5.40 20.00 20.00	02/19/2023 08/06/2024 08/06/2024	83,334	1,446,678

Thomas Amato	123,290 7,489 26,285 —	493,160 29,956 — 65,390	5.40 14.75 20.00 20.00	02/19/2023 02/19/2023 08/06/2024 08/06/2024	133,334	2,314,678

Douglas Grimm	— 9,385 —	485,205 — 48,875	18.66 20.00 20.00	06/02/2024 08/06/2024 08/06/2024	133,334	2,314,678

(1)	Refers to Restricted Stock Awards, which vest 25% on the first anniversary of the grant date and 75% on the second anniversary of the grant date.
(2)	Market Value is determined using the number of awards multiplied by $17.36, which was the closing price of our common stock on the New York Stock Exchange on December 31, 2014.

Options Exercised and Stock Vested during 2014

None of the NEOs exercised options or had any stock that vested during 2014.

Pension Benefits

Our NEOs did not participate in any defined benefit pension plan during 2014.

Nonqualified Deferred Compensation

In the year ended December 31, 2014, our NEOs received no nonqualified deferred compensation and had no deferred compensation benefits.

Potential Payments upon Termination or Change in Control

The table below shows the estimated value transfer to each NEO upon termination of employment without a Change in Control or in connection with a Change in Control. The table below assumes that such termination occurred on December 31, 2014, when the closing price of our stock was $17.36 and payments are made under the employment agreements then in effect. The actual amounts that would be paid to any NEO can only be determined at the time of an actual termination of employment and would vary from those listed below.

	Termination without Cause or for Good Reason without a Change in Control or within Two Years Following a Change in Control
Name	Severance Pay ($)	Benefits ($)	Accelerated Equity Vesting ($)	Total ($)
George Thanopoulos	2,779,334	38,871	10,128,192	12,946,397
Mark Blaufuss	1,296,000	18,000	3,715,203	5,029,203
Thomas Amato	1,950,000	18,000	8,291,057	10,259,057
Douglas Grimm	2,706,279	52,258	2,314,678	5,073,215

Director Compensation

The following table sets forth compensation received by our directors for their services as a director of the boards of HHI, Metaldyne, or MPG as applicable.

Name	Fees Earned or Paid in Cash ($)
Nick Bhambri (1)	70,833
Jeffrey Stafeil (1)	81,250
William Jackson (2)	70,833
Jack Smith (2)	70,833

(1)	Compensation paid by HHI and MPG.
(2)	Compensation paid by Metaldyne and MPG.

Director Compensation Policy

Following the Combination, each of our non-employee directors received annual cash compensation of $100,000 and will be granted restricted shares of our common stock in an amount equal to $50,000 at the date of grant that will vest over a three-year period from the grant date. Jeff Stafeil will receive an additional annual cash compensation of $25,000 for his services as the chairman of the audit committee. In addition, beginning January 1, 2015, our non-employee directors affiliated with American Securities will quality for the same non-employee director compensation due to the IPO in 2014. As such, the cash compensation paid and restricted shares of our common stock granted for each of our non-employee directors that are affiliated with American Securities will be paid and granted, respectively, directly to American Securities and not to the director individually. Directors who are our employees will not receive any compensation for their service on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table shows information as of March 2, 2015 regarding the beneficial ownership of our common stock by:

•	each person or group who is known by us to own beneficially more than 5% of our common stock;

•	each member of our board and each of our NEOs; and

•	all members of our board and our executive officers as a group.

Beneficial ownership of shares is determined under rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as noted by footnote, and subject to community property laws where applicable, we believe based on the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Percentage of beneficial ownership is based on 67,075,085 shares of our common stock outstanding and beneficial ownership as of March 2, 2015. Shares of common stock subject to options currently exercisable or exercisable within 60 days are deemed to be outstanding and beneficially owned by the person holding the options for the purposes of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person. Unless otherwise indicated, the address for each holder listed below is 47659 Halyard Drive, Plymouth, MI 48170-2429, c/o Metaldyne Performance Group Inc.

	Shares of common stock beneficially owned
Name of beneficial owner	Number of shares	Percentage of shares
5% stockholders:
ASP MD Investco LP (1)	52,681,147	78.5%
Named executive officers and directors:
George Thanopoulos	2,224,018	3.3%
Mark Blaufuss (2)	136,728	*
Thomas Amato (3)	541,863	*
Douglas Grimm	103,215	*
Nick Bhambri	22,705	*
Loren Easton	—	—
Michael Fisch	—	—
William Jackson	4,278	*
Kevin Penn	—	—
John Pearson Smith	4,278	*
Jeffrey Stafeil	9,340	*
All board of director members and executive officers as a group (11 persons)	3,046,425	4.5%

*	Less than 1%
(1)	Based on Schedule 13G filed on February 17, 2015, as of December 31, 2014 ASP MD Investco LP, a Delaware limited partnership. American Securities Partners VI, L.P., American Securities Partners VI(B), L.P., American Securities Partners VI(C), L.P. and American Securities Partners VI(D), L.P. (collectively, the “Sponsors”), are collectively owners of more than 99% of the limited partnership interests of ASP MD Investco LP. The following persons may be deemed having voting or investment power with respect to shares of our common stock beneficially owned by ASP MD Investco LP: (i) David Horing and Michael G. Fisch, in their capacities as the managing members of American Securities Associates VI, LLC, the general partner of each of the Sponsors, and (ii) Michael G. Fisch, in his capacity as trustee of The Michael G. Fisch 2006 Revocable Trust, the manager of ASCP, LLC, the managing member of American Securities LLC, which in turn is (A) the provider of investment advisory services to each Sponsor and (B) the owner of 100% of the issued and outstanding shares of ASP Manager Corp., the general partner of ASP MD Investco LP. Such individuals disclaim beneficial ownership of the shares of common stock held by ASP MD Investco, LP, except to the extent of their pecuniary interests therein. The address for ASP MD Investco LP is c/o American Securities LLC, 299 Park Avenue, 34th Floor, New York, NY 10171.
(2)	Does not include 1,550 shares of our common stock held in escrow in connection with the Metaldyne Transaction.
(3)	Does not include 9,700 shares of our common stock held in escrow in connection with the Metaldyne Transaction.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Set forth below is a description of certain relationships and related person transactions between us or our subsidiaries, and our directors, executive officers, and holders of more than 5% of our voting securities. We believe that all of the following transactions were entered into with terms as favorable as could have been obtained from unaffiliated third parties.

Merger Agreement

Pursuant to the Merger Agreement, dated as of July 31, 2014 (the “Merger Agreement”), the Combination was consummated on August 4, 2014 whereby HHI, Metaldyne, and Grede became wholly owned subsidiaries of MPG. In connection with the Combination (except for treasury shares or treasury units and certain shares or units owned by American Securities, which were cancelled for no consideration), (i) each issued and outstanding unit of ASP Grede Intermediate Holdings LLC was converted into the right to receive 10.72363 shares of our common stock, (ii) each issued and outstanding share of common stock of ASP MD Holdings, Inc. was converted into the right to receive 0.21399 shares of our common stock, (iii) each issued and outstanding share of common stock of ASP HHI Holdings, Inc. was converted into the right to receive 1.67082 shares of our common stock, (iv) each outstanding option to purchase shares of ASP MD Holdings, Inc. was converted into an option to acquire a number of shares of our common stock , (v) each outstanding option to purchase shares of ASP HHI Holdings, Inc. was converted into an option to acquire a number of shares of our common stock and (vi) each outstanding option to purchase units of ASP Grede Intermediate Holdings LLC was converted into an option to acquire a number of shares of our common stock, in each case, in accordance with and subject to the terms and conditions of the Merger Agreement. In addition, following the Grede merger in the Combination, ASP Grede Holdings, LLC liquidated and distributed the shares of our common stock it received in the Combination to its former unit holder.

For more information regarding the Combination, see “Item 1. Business—Company Organization and History.”

Stockholders’ Agreement

We entered into a Stockholders’ Agreement on August 4, 2014 (the “Stockholders’ Agreement”) that governs our relationship with our stockholders, and which prescribes the rights and restrictions of each stockholder party thereto. Upon completion of the IPO, the provisions in the Stockholders’ Agreement that provide for limitations on transfers (including, among others, the limitations on a minority investor transferring his or her shares, the right of first offer, tag-along rights, drag-along rights and participation rights) terminated. In addition, certain provisions that provide for purchase of minority shares of our common stock upon termination of employment of a minority investor also terminated at that time. All provisions in the Stockholders’ Agreement will terminate upon the sale of all or substantially all of the assets or equity interests in MPG to a third party, whether by merger, consolidation, sale of assets or securities, or otherwise.

The Stockholders’ Agreement provides demand registration rights to American Securities. In connection with any registration effected pursuant to the terms of the Stockholders’ Agreement, we are required to pay for all of the fees and expenses incurred in connection with such registration, including registration fees, filing fees, and printing fees. However, the underwriting discounts and selling commissions payable in respect of registrable securities included in any registration are to be paid by the persons including such registrable securities in any such registration on a pro rata basis. We have also agreed to indemnify the holders of registrable securities against all claims, losses, damages, and liabilities with respect to each registration effected pursuant to the Stockholders’ Agreement.

Management Consulting Agreements

Each of HHI, Metaldyne, and Grede entered into separate management consulting agreements (together, the “Management Consulting Agreements”) with American Securities in connection with the closing of the HHI Transaction, the Metaldyne Transaction and the Grede Transaction. Pursuant to the Management Consulting Agreements, American Securities provided management consulting services to HHI, Metaldyne and Grede. American Securities was also eligible to receive 1% of the value of certain corporate transactions for which they provide advisory services. The Management Consulting Agreements also included customary exculpation and indemnification provisions in favor of American Securities. The Management Consulting Agreements, and fees payable under those agreements, terminated on December 12, 2014 pursuant to their respective terms upon consummation of the IPO.

Pursuant to the Management Consulting Agreements, American Securities received the following fees and expenses:

	2014	2013	Successor Period 2012
		(In millions)
Management fees	$5.1	4.0	0.5
Transaction fees	8.3	—	15.7
Expense reimbursements	1.4	0.5	0.1

Total	$14.7	4.5	16.3

Employment Agreements

We have entered into employment agreements with each of George Thanopoulos, Thomas Amato, Douglas Grimm, and Mark Blaufuss. For more information regarding these agreements, see “Item 11. Executive Compensation.”

Indemnification Agreements

We entered into indemnification agreements with our current directors and NEOs and expect to enter in a similar agreement with any new directors or executive officers.

Policies for Approval of Related Person Transactions

We have adopted a written policy relating to the approval of related person transactions. Our audit committee will review and approve or ratify all relationships and related person transactions between us and (i) our directors, director nominees, executive officers, (ii) any 5% record or beneficial owner of our common stock or (iii) any immediate family member of any person specified in (i) and (ii) above. Our General Counsel will be primarily responsible for the development and implementation of processes and controls to obtain information from our directors and executive officers with respect to related party transactions and for determining, based on the facts and circumstances, whether we or a related person have a direct or indirect material interest in the transaction.

As set forth in the related person transaction policy, in the course of its review and approval or ratification of a related party transaction, the committee will consider:

•	the nature of the related person’s interest in the transaction;

•	the availability of other sources of comparable products or services;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction; and

•	the importance of the transaction to us.

Any member of the audit committee who is a related person with respect to a transaction under review will not be permitted to participate in the discussions or approval or ratification of the transaction. However, such member of the audit committee will provide all material information concerning the transaction to the audit committee.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance—Director Independence”.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The table below presents the fees billed by our principal auditor during the years ended December 31:

	2014	2013
	(In millions)
Audit fees	$4.4	1.0
Audit-related fees	0.8	—
Tax fees	0.2	0.2
All other fees	*	*

*	Less than $0.1 million. Within all other fees are those incurred for trade agreement and pension advisory services, accounting research tool subscription and benchmarking data.

Our audit committee charter, adopted on December 1, 2014, requires the audit committee to consider and, in its discretion, approve in advance any services (including the fees and material terms thereof) proposed to be carried out for the Company by the independent auditor or by any other firm proposed to be engaged by the Company as its independent auditor. All audit services provided for the years ended December 31, 2014 and 2013 were approved by the audit committees of MPG or Metaldyne.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

1. Financial Statements

Financial statements filed as part of this Form 10-K are listed under “Item 8. Financial Statements and Supplemental Data.”

2. Financial Statement Schedules

Schedules Omitted

Schedules other than Schedule II are omitted because they are not required or applicable under instructions contained in Regulation S-X or because the information called for is shown in the financial statements and notes thereto.

Schedule II: Valuation and Qualifying Accounts

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Deductions	Balance at end of period
			(In millions)
Allowances on Accounts Receivable
Year ended December 31, 2014	$9.0	$5.1	$2.0	$(8.1)	$8.0
Year ended December 31, 2013	5.0	3.6	0.4	—	9.0
Successor period ended December 31, 2012	0.3	0.3	4.4	—	5.0
Predecessor period ended October 5, 2012	0.4	—	—	(0.1)	0.3
Valuation allowance for deferred tax assets
Year ended December 31, 2014	$7.1	$4.7	$(0.1)	$0.2	$11.9
Year ended December 31, 2013	18.2	0.2	—	(11.3)	7.1
Successor period ended December 31, 2012	—	—	18.9	(0.7)	18.2
Predecessor period ended October 5, 2012	—	—	—	—	—

(1)	Includes purchase accounting adjustment to record accounts at fair value.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2015.

METALDYNE PERFORMANCE GROUP INC.

(Registrant)

By:	/s/ George Thanopoulos
George Thanopoulos, Chief Executive Officer

Pursuant to the requirements of the Securities exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George Thanopoulos George Thanopoulos	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2015

/s/ Mark Blaufuss Mark Blaufuss	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2015

/s/ Kevin Penn Kevin Penn	Director	March 16, 2015

/s/ Nick Bhambri Nick Bhambri	Director	March 16, 2015

/s/ Loren Easton Loren Easton	Director	March 16, 2015

/s/ Michael Fisch Michael Fisch	Director	March 16, 2015

/s/ William Jackson William Jackson	Director	March 16, 2015

/s/ John Pearson Smith John Pearson Smith	Director	March 16, 2015

/s/ Jeffrey Stafeil Jeffrey Stafeil	Director	March 16, 2015

3. Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of July 31, 2014, by and among Metaldyne Performance Group Inc., Grede Merger Sub, LLC, Metaldyne Merger Sub, Inc. and HHI Merger Sub, Inc., ASP Grede Intermediate Holdings LLC, ASP MD Holdings, Inc. and ASP HHI Holdings, Inc. and ASP Grede Holdings LLC (incorporated by reference from Exhibit 2.1 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1 (File No. 333-198316) filed August 22, 2014).

3.1	Form of Amended and Restated Certificate of Incorporation of Metaldyne Performance Group Inc. (incorporated by reference from Exhibit 3.1 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed December 1, 2014).

3.2	Form of Amended and Restated Bylaws of Metaldyne Performance Group Inc. (incorporated by reference from Exhibit 3.2 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed December 1, 2014).

4.1	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed December 4, 2014).

4.2	Indenture, dated as of October 20, 2014, among the MPG Holdco I Inc., Metaldyne Performance Group Inc., the subsidiary guarantors party thereto and Wilmington Trust National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed October 29, 2014).

4.3	Form of 7.375% Note (included in Exhibit 4.2).

*4.4	First Supplemental Indenture, dated as of January 29, 2015, between Grede LLC and Wilmington Trust National Association, as trustee.

4.5	Registration Rights Agreement, dated as of October 20, 2014, among MPG Holdco I Inc., the guarantors party thereto and Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several initial purchasers listed therein (incorporated by reference from Exhibit 4.4 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed November 14, 2014).

10.1	Credit Agreement, dated as of October 20, 2014, among MPG Holdco I Inc., as the borrower, Metaldyne Performance Group Inc., certain subsidiaries from time to time party thereto, as subsidiary guarantors, Goldman Sachs Bank USA, as administrative agent, and the other financial institutions party thereto (incorporated by reference from Exhibit 10.1 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed October 29, 2014).

10.2	Stockholders’ Agreement, dated as of August 4, 2014, by and among Metaldyne Performance Group Inc., ASP MD Investco LP, ASP HHI Investco LP, ASP Grede Investco LP and the minority investors identified therein (incorporated by reference from Exhibit 10.2 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1 (File No. 333-198316) filed August 22, 2014).

10.3	Employment Agreement, effective August 4, 2014, by and between Metaldyne Performance Group Inc. and George Thanopoulos (incorporated by reference from Exhibit 10.3 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1 (File No. 333-198316) filed August 22, 2014).

10.4	Employment Agreement, effective August 4, 2014, by and between Metaldyne Performance Group Inc. and Mark Blaufuss (incorporated by reference from Exhibit 10.4 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed October 7, 2014).

10.5	Employment Agreement, effective August 4, 2014, by and between Metaldyne Performance Group Inc. and Thomas Amato (incorporated by reference from Exhibit 10.5 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1 (File No. 333-198316) filed August 22, 2014).

10.6	Employment Agreement, effective August 4, 2014, by and between Metaldyne Performance Group Inc. and Douglas Grimm (incorporated by reference from Exhibit 10.6 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1 (File No. 333-198316) filed August 22, 2014).

10.7	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.7 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed December 1, 2014).

Exhibit Number	Description

10.8	2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.8 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed December 1, 2014).

10.9	Annual Bonus Plan (incorporated by reference from Exhibit 10.9 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed December 1, 2014).

10.10A	Form of NEO Restricted Stock Agreement (incorporated by reference from Exhibit 10.10A to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed December 4, 2014).

10.10B	Form of CFO Restricted Stock Agreement (incorporated by reference from Exhibit 10.10B to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed December 4, 2014).

10.10C	Form I of Restricted Stock Agreement (incorporated by reference from Exhibit 10.10C to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed December 4, 2014).

10.10D	Form II of Restricted Stock Agreement (incorporated by reference from Exhibit 10.10D to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed December 4, 2014).

10.11	ASP HHI Holdings, Inc. Stock Option Plan (incorporated by reference from Exhibit 10.11 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed October 7, 2014).

10.12	ASP MD Holdings, Inc. Stock Option Plan Plan(incorporated by reference from Exhibit 10.12 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed October 29, 2014).

10.13	ASP Grede Intermediate Holdings LLC 2014 Unit Option Plan (incorporated by reference from Exhibit 10.13 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed October 29, 2014).

10.14	Nonqualified Stock Option Agreement (Replacement Option; Tranche A), dated as of August 4, 2014, between Metaldyne Performance Group Inc. and Thomas A. Amato (incorporated by reference from Exhibit 10.14 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed November 14, 2014).

10.15	Nonqualified Stock Option Agreement (Replacement Option; Tranche B), dated as of August 4, 2014, between Metaldyne Performance Group Inc. and Thomas A. Amato (incorporated by reference from Exhibit 10.15 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed November 14, 2014).

10.16	Nonqualified Stock Option Agreement (Replacement Option), dated as of August 4, 2014, between Metaldyne Performance Group Inc. and Mark Blaufuss (incorporated by reference from Exhibit 10.16 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed October 29, 2014).

10.17	Nonqualified Stock Option Agreement (Replacement Option), dated as of August 4, 2014, between Metaldyne Performance Group Inc. and Douglas J. Grimm (incorporated by reference from Exhibit 10.17 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed October 29, 2014).

10.18	Nonqualified Stock Option Agreement (Replacement Option), dated as of August 4, 2014, between Metaldyne Performance Group Inc. and George Thanopoulos (incorporated by reference from Exhibit 10.18 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed October 29, 2014).

10.19	Form of Nonqualified Stock Option Agreement (10% Grant; Common Share Equivalent) (incorporated by reference from Exhibit 10.19 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed October 29, 2014).

10.20	Form of Nonqualified Stock Option Agreement (10% Grant; Option Equivalent) (incorporated by reference from Exhibit 10.20 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed October 29, 2014).

10.21	Nonqualified Stock Option Agreement (HHI True-Up; Common Share Equivalent), dated as of August 4, 2014, between Metaldyne Performance Group Inc. and George Thanopoulos Thanopoulos (incorporated by reference from Exhibit 10.21 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed October 29, 2014).

10.22	Nonqualified Stock Option Agreement (HHI True-Up; Option Equivalent), dated as of August 4, 2014, between Metaldyne Performance Group Inc. and George Thanopoulos (incorporated by reference from Exhibit 10.22 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed October 29, 2014).

Exhibit Number	Description

10.23	Lease dated January 23, 2002 by and between Kojaian MD North Vernon, L.L.C., as landlord, and Metaldyne Sintered Components of Indiana, Inc., as tenant (incorporated by reference from Exhibit 10.23 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed October 7, 2014).

10.24	Lease Agreement, dated as of December 29, 2009, between Dyne (DE) LP, as landlord, and Metaldyne Powertrain Components, Inc., as tenant (incorporated by reference from Exhibit 10.24 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed October 7, 2014).

10.25	First Amendment, dated May 31, 2012, to Lease Agreement between Dyne (DE) LP, as landlord, and Metaldyne Powertrain Components, Inc, as tenant (incorporated by reference from Exhibit 10.25 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed October 7, 2014).

10.26	Lease Contract, dated September 6, 2005, between Suzhou Fangzheng Construction Development Company Ltd, as lessor, and Metaldyne, LLC, as lessee (incorporated by reference from Exhibit 10.26 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed October 7, 2014).

10.27	Commercial Lease, dated June 26, 2012, between Societe Civile Immobiliere Franklin Roosevelt, as lessor, and Metaldyne International France, as lessee (incorporated by reference from Exhibit 10.27 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed October 7, 2014).

10.28	Lease, dated August 7, 2008, 2509 Hayes LLC, as landlord, and Kyklos Bearing International, Inc., as tenant (incorporated by reference from Exhibit 10.28 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed October 7, 2014).

10.29	Security Agreement, dated as October 20, 2014, among MPG Holdco I Inc., as the borrower, the guarantors from time to time party thereto and Goldman Sachs Bank USA, as collateral agent (incorporated by reference from Exhibit 10.29 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed November 14, 2014).

*14	Code of Business Ethics and Conduct.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of KPMG LLP, an independent registered public accounting firm.

*23.2	Consent of Deloitte & Touche LLP, an independent registered public accounting firm.

*31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.

*32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.