Form 10-Q
period 2015-03-29
Metaldyne Performance Group Inc.
filed 2015-05-11
CIK 1616817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number: 1-36774

Metaldyne Performance Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1420222
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

47659 Halyard Drive, Plymouth, MI	48170
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (734) 207-6200

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 11, 2015 the registrant had 67,074,927 shares of voting common stock outstanding.

METALDYNE PERFORMANCE GROUP INC.

FORM 10-Q

QUARTER ENDED MARCH 29, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

	March 29, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$132,032	156,498
Receivables, net:
Trade	403,372	312,943
Other	32,331	31,943

Total receivables, net	435,703	344,886
Inventories	193,419	204,789
Deferred income taxes	11,069	12,435
Prepaid expenses	16,242	13,004
Other assets	12,771	14,524

Total current assets	801,236	746,136
Property and equipment, net	742,748	750,181
Goodwill	907,716	907,716
Amortizable intangible assets, net	761,104	778,457
Deferred income taxes, noncurrent	2,243	1,359
Other assets	39,848	40,763

Total assets	$3,254,895	3,224,612

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$293,048	285,468
Accrued compensation	44,226	50,952
Accrued liabilities	109,697	79,934
Short-term debt	2,011	1,572
Current maturities, long-term debt and capital lease obligations	16,103	16,497

Total current liabilities	465,085	434,423
Long-term debt, less current maturities	1,910,488	1,920,310
Capital lease obligations, less current maturities	22,855	23,425
Deferred income taxes	259,910	260,703
Other long-term liabilities	57,657	60,789

Total liabilities	2,715,995	2,699,650

Stockholders’ equity:
Common Stock: par $0.001, 400,000 authorized, 67,075 issued and outstanding	67	67
Paid-in capital	830,536	827,307
Deficit	(243,358)	(269,663)
Accumulated other comprehensive loss	(50,989)	(35,248)

Total equity attributable to stockholders	536,256	522,463
Noncontrolling interest	2,644	2,499

Total stockholders’ equity	538,900	524,962

Total liabilities and stockholders’ equity	$3,254,895	3,224,612

See accompanying notes to unaudited condensed financial statements.

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

	Quarter Ended
	March 29, 2015	March 30, 2014
Net sales	$765,167	540,459
Cost of sales	636,628	457,193

Gross profit	128,539	83,266
Selling, general and administrative expenses	56,199	29,201

Operating income	72,340	54,065
Interest expense, net	27,559	19,406
Loss on debt extinguishment	—	362
Other, net	(5,135)	1,055

Other expense, net	22,424	20,823

Income before tax	49,916	33,242
Income tax expense	17,340	10,546

Net income	32,576	22,696
Income attributable to noncontrolling interest	135	94

Net income attributable to stockholders	$32,441	22,602

Weighted average shares outstanding	67,075	67,075
Cash dividends declared per share	$0.09	—
Net income per share attributable to stockholders
Basic	0.48	0.34
Diluted	0.47	0.33

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarter Ended
	March 29, 2015	March 30, 2014
Net income	$32,576	22,696
Other comprehensive loss, net of tax:
Foreign currency translation	(15,731)	(817)

Comprehensive income	16,845	21,879
Less comprehensive income attributable to noncontrolling interest	145	124

Comprehensive income attributable to stockholders	$16,700	21,755

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common stock	Paid-in capital	Deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
Balance, December 31, 2014	$67	827,307	(269,663)	(35,248)	2,499	524,962
Dividends			(6,136)			(6,136)
Stock-based compensation expense		3,337				3,337
Offering-related costs		(108)				(108)
Net income			32,441		135	32,576
Other comprehensive income (loss)				(15,741)	10	(15,731)

Balance, March 29, 2015	$67	830,536	(243,358)	(50,989)	2,644	538,900

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Quarter Ended
	March 29, 2015	March 30, 2014
Cash flows from operating activities:
Net income	$32,576	22,696
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	56,366	42,740
Debt fee amortization	747	2,079
Loss on fixed asset dispositions	216	676
Deferred income taxes	(278)	(1,303)
Noncash interest expense	230	210
Stock-based compensation expense	3,337	1,292
Foreign currency adjustment	484	(44)
Other	87	218
Changes in assets and liabilities:
Receivables, net	(100,963)	(58,081)
Inventories	7,026	(30)
Accounts payable, accrued liabilities and accrued compensation	60,715	34,734
Other, current	(7,643)	475
Other, non-current	(306)	7,298

Net cash provided by operating activities	52,594	52,960
Cash flow from investing activities:
Capital expenditures	(60,724)	(30,788)
Proceeds from sale of fixed assets	114	107
Capitalized patent costs	(123)	(95)

Net cash used for investing activities	(60,733)	(30,776)
Cash flows from financing activities:
Payments on long-term debt	(10,154)	(579)
Borrowings of revolving lines of credit	—	89,800
Payments of revolving lines of credit	—	(95,900)
Other debt, net	(504)	(1,530)
Payment of offering related costs	(108)	—
Other stock activity	—	325

Net cash used for financing activities	(10,766)	(7,884)
Effect of exchange rates on cash	(5,561)	(432)

Net increase (decrease) in cash and cash equivalents	$(24,466)	13,868

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	$156,498	68,224
Net increase (decrease) in cash and cash equivalents	(24,466)	13,868

Cash and cash equivalents, end of period	$132,032	82,092

Supplementary cash flow information:
Cash paid for income taxes, net	$4,863	3,062
Cash paid for interest	15,973	488
Noncash transactions:
Capital expenditures in accounts payables	21,598	9,376
Dividends declared, not yet paid	6,136	—

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

Metaldyne Performance Group Inc. is a leading provider of components for use in engine, transmission and driveline (“Powertrain”) and chassis, suspension, steering and brake component (“Safety-Critical”) platforms for the global light, commercial and industrial vehicle markets. We produce these components using complex metal-forming manufacturing technologies and processes for a global customer base of vehicle original equipment manufacturers (“OEMs”) and tier 1 suppliers. Our components help OEMs meet fuel economy, performance and safety standards. Our metal-forming manufacturing technologies and processes include aluminum casting, cold, warm or hot forging, iron casting, and powder metal forming, as well as value-added precision machining and assembly. These technologies and processes are used to create a wide range of customized Powertrain and Safety-Critical components that address requirements for power density (increased component strength to weight ratio), power generation, power/torque transfers, strength and noise, vibration and harshness.

(2) Accounting Policies

Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Metaldyne Performance Group Inc. (the “Company”, “MPG”, “we”, “our”, or “its”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 29, 2015 and the results of operations, comprehensive income and cash flows for the quarters ended March 29, 2015 and March 30, 2014. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

MPG was formed through the combination of ASP HHI Holdings, Inc. (together with its subsidiaries, “HHI”), ASP MD Holdings, Inc. (together with its subsidiaries, “Metaldyne”) and ASP Grede Intermediate Holdings LLC (together with its subsidiaries, “Grede”) on August 4, 2014 (the “Combination”). The Combination occurred through mergers with three separate wholly owned merger subsidiaries of MPG. In connection with the Combination, 13.4 million shares of MPG common stock were issued in exchange for the outstanding shares of HHI, Metaldyne and Grede. On November 18, 2014, the outstanding shares of MPG Common Stock were split at a 5-to-1 ratio (the “Stock Split”). After the Stock Split, 67.1 million shares were outstanding. The number of shares authorized was increased to 400.0 million.

The Combination was accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests, that is, the bases of accounting of HHI, Metaldyne and Grede were carried over to MPG. These financial statements reflect the retrospective application of the MPG capital structure and Stock Split. These financial statements reflect the accounts of HHI and Metaldyne for both periods and Grede for the quarter ended March 29, 2015.

The condensed consolidated balance sheet as of December 31, 2014 was derived from our audited financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Use of significant estimates and judgments are inherent in the accounting for acquisitions, stock-based compensation, income taxes and employee benefit plans, as well as in the testing of goodwill and long-lived assets for potential impairment. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

(3) Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016. Early adoption is not permitted. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Topic 835-30). This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and requires retrospective application. We expect to adopt this guidance when effective. Upon adoption of this guidance, the debt and total assets presented on our consolidated balance sheet will be reduced by net debt issuance costs, which totaled $20.6 million as of March 29, 2015.

(4) Acquisitions

Grede was acquired on June 2, 2014 (the “Grede Transaction”). Grede revenues and earnings included in the consolidated statements of operations subsequent to the Grede Transaction were as follows:

Quarter Ended March 29, 2015
(In thousands)
Revenues: Net sales	$243,437
Earnings: Income before income taxes	18,517

Supplemental Pro Forma Information

Pro forma net sales, for the quarter ended March 30, 2014 as if the Grede Transaction had occurred on January 1, 2013, were $790.6 million and pro forma income before income taxes was $44.0 million.

(5) Receivables Allowances

Receivables were stated net of the following allowances:

	March 29, 2015	December 31, 2014
	(In thousands)
Doubtful accounts	$1,464	1,488
Pricing accruals and anticipated customer deductions	6,087	4,781
Returns	1,676	1,753

	$9,227	8,022

(6) Inventories

Inventories were as follows:

	March 29, 2015	December 31, 2014
	(In thousands)
Raw materials	$63,431	67,812
Work in process	70,674	69,929
Finished goods	59,314	67,048

Total inventories	$193,419	204,789

(7) Property and Equipment, Net

Accumulated depreciation as of March 29, 2015 and December 31, 2014 was $315.8 million and $283.5 million, respectively.

(8) Amortizable Intangible Assets

The carrying amounts and accumulated amortization of intangible assets were as follows:

	March 29, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer relationships and platforms	$745,200	(91,621)	653,579
Other	126,483	(18,958)	107,525

Total	$871,683	(110,579)	761,104

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer relationships and platforms	$745,200	(76,514)	668,686
Other	126,360	(16,589)	109,771

Total	$871,560	(93,103)	778,457

(9) Debt

The carrying value of debt was as follows:

	March 29, 2015	December 31, 2014
	(In thousands)
Short-term debt:
Revolving lines of credit	$—	—
Other short-term debt	2,011	1,572

Total short-term debt	$2,011	1,572

Long-term debt:
Term loan facility	$1,330,000	1,340,000
Senior notes	600,000	600,000
Other long-term debt (various interest rates)	545	589

Total	1,930,545	1,940,589
Unamortized discount on term loans	(13,685)	(6,579)
Current maturities	(6,372)	(13,700)

Total long-term debt	$1,910,488	1,920,310

Debt Activity

In March 2015, the Company made a voluntary prepayment of $10.0 million on the term loan facility.

Accrued interest of $26.4 million and $15.8 million as of March 29, 2015 and December 31, 2014 was reflected in accrued liabilities.

(10) Equity and Dividends

Dividends

On March 10, 2015, our board of directors declared a dividend of $0.09 per share payable on May 26, 2015 to stockholders of record as of May 12, 2015. As of March 29, 2015, $6.1 million was reflected in accrued liabilities for the dividend declared.

Changes in Accumulated Other Comprehensive Loss, Net of Tax

	Foreign Currency Items	Defined Benefit Items	Total
	(In thousands)
Balance, December 31, 2013	$(3,763)	464	(3,299)
Other comprehensive income (loss)	(878)	31	(847)

Balance, March 30, 2014	$(4,641)	495	(4,146)

Balance, December 31, 2014	$(27,721)	(7,527)	(35,248)
Other comprehensive income (loss)	(16,166)	425	(15,741)

Balance, March 29, 2015	$(43,887)	(7,102)	(50,989)

(11) Other, net

Included within other, net was the following (income) and expense items:

	Quarter ended
	March 29, 2015	March 30, 2014
	(In thousands)
Foreign currency gains	$(4,995)	(81)
Debt transaction expenses	—	1,068
Other	(140)	68

Other, net	$(5,135)	1,055

(12) Stock-based Compensation

In August 2014, our board of directors approved an equity incentive plan (the “MPG Plan”) for officers, key employees and nonemployees. The MPG Plan permits the grant of equity awards to purchase up to 5.9 million shares of MPG common stock. All awards granted on or after August 4, 2014 were issued under the MPG Plan.

Restricted Shares

In March 2015, the Company granted restricted stock awards and restricted stock unit awards to certain employees and nonemployee directors (collectively, the “Restricted Shares”).

The following table summarizes the terms of the Restricted Shares:

Vesting Terms	Number of Shares	Grant-date Fair Value
	(In thousands)
1/3rd per year on grant-date anniversary	305	$18.90

The Restricted Shares are being expensed based on their grant-date fair value on a straight-line basis over the requisite service period for the entire award. The grant-date fair value was determined using the fair value of the Company’s common stock as of the grant date.

Changes in the number of Restricted Shares outstanding for the quarter ended March 29, 2015 were as follows:

	Number of Restricted Shares	Weighted Average Grant-date Fair Value
	(In thousands)
Balance, December 31, 2014	847	$15.00
Granted	305	18.90
Forfeited	(2)	15.00

Balance, March 29, 2015	1,150	16.04

Options

In March 2015, the Company granted options to certain employees with the following terms:

Vesting Terms	Number of Options	Exercise Price	Contractual Terms
	(In thousands)		(In years)
1/3rd per year on grant-date anniversary	438	$18.90	10

The options are being expensed on their grant-date fair value of $9.03 per option on a straight-line basis over the requisite service period for the entire award. The grant-date fair value for the options was determined using a Black-Scholes valuation model based on the following weighted average assumptions:

Exercise price	$18.90
Expected term	6 years
Risk-free rate	1.8%
Expected volatility	60.0%
Expected dividend yield	1.9%
Per share market value of MPG common stock	$18.90

The risk-free rate was determined based on U.S. Treasury yield curves of securities matching the expected term of the awards. The expected term was determined using the simplified method as the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. Expected volatility was estimated based on the historical volatility of comparable companies within our industry. The expected dividend yield was determined based on the expected annual dividend amount divided by the common stock price as of the grant date.

Changes in the number of options outstanding for the quarter ended March 29, 2015 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Balance, December 31, 2014	6,442	$10.54	8.5
Granted	438	18.90	10.0

Balance, March 29, 2015	6,880	11.07	8.3	$51.6

Options exercisable, March 29, 2015	2,323	9.84	8.0	20.4

Stock-based Compensation Expense

	Quarter ended
	March 29, 2015	March 30, 2014
	(In thousands)
Restricted shares	$1,420	—
Options	1,917	1,292

Total	$3,337	1,292

Tax benefit	$1,158	410

Compensation expense associated with the outstanding stock-based awards was recognized within selling, general and administrative expense. Total unrecognized compensation cost related to non-vested awards as of March 29, 2015 was approximately $44.1 million, and is expected to be recognized ratably over the remaining vesting terms.

(13) Income Taxes

The Company is required to adjust its effective tax rate each quarter based upon its estimated annual effective tax rate. The Company must also record the tax impact of certain discrete, unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.

Income tax expense was $17.3 million for the quarter ended March 29, 2015 and $10.5 million for the quarter ended March 30, 2014. The effective income tax rate was 34.7% for the quarter ended March 29, 2015 and 31.7% for the quarter ended March 30, 2014.

The effective tax rate for the quarters ended March 29, 2015 and March 30, 2014 varies from statutory rates primarily due to income taxes on foreign earnings which are taxed at rates different from the U.S. statutory rate and other permanent items.

(14) Retirement Plans

The net expense recognized for the Company’s defined benefit pension plans was as follows:

	Quarter ended
	March 29, 2015	March 30, 2014
	(In thousands)
Service cost	$289	281
Interest cost	877	539
Expected return on plan assets	(889)	(468)
Other	(1)	(3)

Net expense	$276	349

(15) Commitments and Contingencies

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

In addition, the Company is conducting remediation actions at certain of its facilities. A reserve estimate for each environmental matter is established using standard engineering cost estimating techniques on an undiscounted basis. In determining such costs, consideration is given to the professional judgment of Company environmental engineers. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. The Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s results of operations, financial position or cash flows or the possible effect of compliance with environmental requirements imposed in the future.

(16) Fair Value

	March 29, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Senior notes	$600,000	637,500	600,000	615,000
Term loan facility	1,323,628	1,333,325	1,333,421	1,343,350

The fair values of the senior notes and term loan facility were estimated using quoted market prices. As the markets for this debt is not active, the debt is categorized as Level 2 within the fair value hierarchy.

The fair value of the Company’s other financial instruments, cash and cash equivalents, revolving lines of credit and other long-term debt, are estimated to equal their carrying values due to their nature.

(17) Net Income per Share Attributable to Stockholders (“EPS”)

The Company’s basic and diluted EPS were calculated as follows:

	Quarter ended
	March 29, 2015	March 30, 2014
	(In thousands except per share amounts)
Weighted-average shares outstanding
Basic shares	67,075	67,075
Equivalent shares for outstanding stock-based compensation awards	1,515	675

Diluted shares	68,590	67,750

Income attributable to stockholders	$32,441	22,602
Basic EPS attributable to stockholders	$0.48	0.34
Diluted EPS attributable to stockholders	0.47	0.33

(18) Related Party Transactions

HHI, Metaldyne and Grede were parties to management services agreement with American Securities. These agreements were terminated upon completion of the initial public offering of the Company’s common stock on December 12, 2014. Management fees and expenses totaling $14.7 million for the quarter ended March 30, 2014 were paid to American Securities under the agreements. There were no amounts due to American Securities as of March 29, 2015 and December 31, 2014.

As of March 29, 2015, affiliates of American Securities held 78.5% of the outstanding common stock of the Company.

(19) Segment Information

The Company is organized and operated as three operating segments: the HHI segment, the Metaldyne segment and the Grede segment.

Segment information was as follows:

	Quarter ended March 29, 2015
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Spending	Depreciation/ Amortization
	(In thousands)
HHI	$244,060	2,305	46,792	21,317	18,783
Metaldyne	277,670	299	47,080	18,880	19,497
Grede	243,437	81	38,698	20,527	18,086
Elimination and other	—	(2,685)	—	—	—

Total	$765,167	—	132,570	60,724	56,366

	Quarter ended March 30, 2014
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Spending	Depreciation/ Amortization
	(In thousands)
HHI	$242,048	1,404	46,391	14,359	19,096
Metaldyne	298,411	246	53,318	16,429	23,644
Grede	—	—	—	—	—
Elimination and other	—	(1,650)	—	—	—

Total	$540,459	—	99,709	30,788	42,740

Elimination and other above reflects the elimination of intercompany sales.

The reconciliation from the Company’s net income to Adjusted EBITDA was as follows:

	Quarter ended
	March 29, 2015	March 30, 2014
	(In thousands)
Net income	$32,576	22,696
Income tax expense	17,340	10,546
Interest expense, net	27,559	19,406
Depreciation and amortization	56,366	42,740
Gain on foreign currency	(4,995)	(81)
Loss on fixed assets	216	676
Loss on debt extinguishment	—	362
Debt transaction expenses	102	1,067
Stock-based compensation	3,337	1,292
Sponsor management fees	—	1,000
Non-recurring acquisition and purchase accounting items	(349)	—
Non-recurring operational items	418	5

Adjusted EBITDA	$132,570	99,709

(20) Guarantor

Our senior notes and outstanding balances under our senior credit facilities are guaranteed by all of the Company’s existing and future domestic subsidiaries (“Guarantor Subsidiaries”). All of the Guarantor Subsidiaries are 100% owned by Metaldyne Performance Group Inc. (“Parent”) and MPG Holdco I Inc., the Company’s wholly owned subsidiary (“Issuer”). The guarantee is full, unconditional, joint and several. The Company’s non-domestic subsidiaries (“Non-Guarantor Subsidiaries”) have not guaranteed the senior notes or the senior credit facilities.

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

Unaudited Condensed Consolidating Balance Sheet

March 29, 2015

(In thousands)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1	31,072	8,188	92,771		132,032
Receivables, net:
Trade	—	—	332,706	72,353	(1,687)	403,372
Other	—	—	54,534	21,686	(43,889)	32,331

Total receivables, net	—	—	387,240	94,039	(45,576)	435,703
Inventories	—	—	148,049	45,370	—	193,419
Deferred income taxes	—	—	8,560	2,509	—	11,069
Prepaid expenses	649	4,761	6,356	4,476	—	16,242
Other assets	—	—	6,015	6,756	—	12,771

Total current assets	650	35,833	564,408	245,921	(45,576)	801,236
Property and equipment, net	—	—	521,831	220,917	—	742,748
Goodwill	—	—	673,209	234,507	—	907,716
Amortizable intangible assets, net	—	—	602,690	158,414	—	761,104
Deferred income taxes, noncurrent	—	—	—	2,243	—	2,243
Other assets	—	23,834	37,401	13,340	(34,727)	39,848
Intercompany receivables	26,429	1,862,585	—	—	(1,889,014)	—
Investment in subsidiaries	532,776	564,060	653,419	—	(1,750,255)	—

Total assets	$559,855	2,486,312	3,052,958	875,342	(3,719,572)	3,254,895

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	1,403	214,724	93,542	(16,621)	293,048
Accrued compensation	—	1,038	28,826	14,362	—	44,226
Accrued liabilities	17,782	27,467	38,189	55,301	(29,042)	109,697
Short-term debt	—	—	—	2,011	—	2,011
Current maturities, long-term debt and capital lease obligations	—	13,500	2,400	203	—	16,103

Total current liabilities	17,782	43,408	284,139	165,419	(45,663)	465,085
Long-term debt, less current maturities	—	1,910,128	12,827	22,173	(34,640)	1,910,488
Capital lease obligations	—	—	22,818	37	—	22,855
Deferred income taxes	—	—	254,130	5,780	—	259,910
Other long-term liabilities	—	—	32,343	25,314	—	57,657
Intercompany payable	5,817	—	1,882,641	556	(1,889,014)	—

Total liabilities	23,599	1,953,536	2,488,898	219,279	(1,969,317)	2,715,995

Stockholders’ equity:
Total equity attributable to stockholders	536,256	532,776	564,060	653,419	(1,750,255)	536,256
Noncontrolling interest	—	—	—	2,644	—	2,644

Total stockholders’ equity	536,256	532,776	564,060	656,063	(1,750,255)	538,900

Total liabilities and stockholders’ equity	$559,855	2,486,312	3,052,958	875,342	(3,719,572)	3,254,895

Unaudited Condensed Consolidating Balance Sheet

December 31, 2014

(In thousands)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1	52,253	3,182	101,062	—	156,498
Receivables, net:
Trade	—	—	253,648	61,805	(2,510)	312,943
Other	—	266	55,750	19,511	(43,584)	31,943

Total receivables, net	—	266	309,398	81,316	(46,094)	344,886
Inventories	—	—	157,379	47,410	—	204,789
Deferred income taxes	—	—	8,560	3,875	—	12,435
Prepaid expenses	600	2,770	6,986	2,648	—	13,004
Other assets	—	—	6,425	8,099	—	14,524

Total current assets	601	55,289	491,930	244,410	(46,094)	746,136
Property and equipment, net	—	—	517,700	232,481	—	750,181
Goodwill	—	—	673,209	234,507	—	907,716
Amortizable intangible assets, net	—	—	616,313	162,144	—	778,457
Deferred income taxes, noncurrent	—	—	—	1,359	—	1,359
Other assets	—	24,581	15,694	13,439	(12,951)	40,763
Intercompany receivables	11,982	1,858,569	—	—	(1,870,551)	—
Investment in subsidiaries	516,381	529,838	656,504	—	(1,702,723)	—

Total assets	$528,964	2,468,277	2,971,350	888,340	(3,632,319)	3,224,612

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	538	197,088	103,662	(15,820)	285,468
Accrued compensation	—	—	36,357	14,595	—	50,952
Accrued liabilities	918	17,937	38,353	53,124	(30,398)	79,934
Short-term debt	—	—	268	1,304	—	1,572
Current maturities, long-term debt and capital lease obligations	—	13,500	(19,034)	22,031	—	16,497

Total current liabilities	918	31,975	253,032	194,716	(46,218)	434,423
Long-term debt, less current maturities	—	1,919,921	12,826	390	(12,827)	1,920,310
Capital lease obligations	—	—	23,384	41	—	23,425
Deferred income taxes	—	—	254,433	6,270	—	260,703
Other long-term liabilities	—	—	32,869	27,920	—	60,789
Intercompany payables	5,583	—	1,864,968	—	(1,870,551)	—

Total liabilities	6,501	1,951,896	2,441,512	229,337	(1,929,596)	2,699,650

Stockholders’ equity:
Total equity attributable to stockholders	522,463	516,381	529,838	656,504	(1,702,723)	522,463
Noncontrolling interest	—	—	—	2,499	—	2,499

Total stockholders’ equity	522,463	516,381	529,838	659,003	(1,702,723)	524,962

Total liabilities and stockholders’ equity	$528,964	2,468,277	2,971,350	888,340	(3,632,319)	3,224,612

Unaudited Condensed Consolidating Statements of Operations

(In thousands)

For the quarter ended March 29, 2015	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	—	611,616	182,765	(29,214)	765,167
Cost of sales	—	—	511,398	154,444	(29,214)	636,628

Gross profit	—	—	100,218	28,321	—	128,539
Selling, general and administrative expenses	—	—	45,805	10,394	—	56,199

Operating profit	—	—	54,413	17,927	—	72,340

Interest expense, net	—	26,133	(990)	2,416	—	27,559
Other, net	—	—	(4,086)	(1,049)	—	(5,135)

Other expense, net	—	26,133	(5,076)	1,367	—	22,424

Income (loss) before tax	—	(26,133)	59,489	16,560	—	49,916
Income tax expense (benefit)	—	(8,306)	19,045	6,601	—	17,340

Income (loss) before from equity in subsidiaries	—	(17,827)	40,444	9,959	—	32,576
Earnings from equity in subsidiaries	32,441	50,268	9,824	—	(92,533)	—

Net income	32,441	32,441	50,268	9,959	(92,533)	32,576
Income attributable to noncontrolling interest	—	—	—	135	—	135

Net income attributable to stockholders	$32,441	32,441	50,268	9,824	(92,533)	32,441

For the quarter ended March 30, 2014	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	—	401,140	168,856	(29,537)	540,459
Cost of sales	—	—	342,444	144,286	(29,537)	457,193

Gross profit	—	—	58,696	24,570	—	83,266
Selling, general and administrative expenses	—	—	21,343	7,858	—	29,201

Operating profit	—	—	37,353	16,712	—	54,065

Interest expense, net	—	—	17,099	2,307	—	19,406
Loss on debt extinguishment	—	—	362	—	—	362
Other, net	—	—	(3,380)	4,435	—	1,055

Other expense, net	—	—	14,081	6,742	—	20,823

Income before tax	—	—	23,272	9,970	—	33,242
Income tax expense	—	—	8,566	1,980	—	10,546

Income before from equity in subsidiaries	—	—	14,706	7,990	—	22,696
Earnings from equity in subsidiaries	22,602	22,602	7,896	—	(53,100)	—

Net income	22,602	22,602	22,602	7,990	(53,100)	22,696
Income attributable to noncontrolling interest	—	—	—	94	—	94

Net income attributable to stockholders	$22,602	22,602	22,602	7,896	(53,100)	22,602

Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss)

(In thousands)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
For the quarter ended March 29, 2015
Net income	$32,441	32,441	50,268	9,959	(92,533)	32,576
Other comprehensive loss, net of tax:
Foreign currency translation	(15,731)	(16,035)	(16,035)	(12,898)	44,968	(15,731)

Comprehensive income (loss)	16,710	16,406	34,233	(2,939)	(47,565)	16,845
Less comprehensive income attributable to noncontrolling interest	—	—	—	145	—	145

Comprehensive income (loss) attributable to stockholders	$16,710	16,406	34,233	(3,084)	(47,565)	16,700

For the quarter ended March 30, 2014
Net income	$22,602	22,602	22,602	7,990	(53,100)	22,696
Other comprehensive loss, net of tax:
Foreign currency translation	(817)	(817)	(817)	(360)	1,994	(817)

Comprehensive income	21,785	21,785	21,785	7,630	(51,106)	21,879
Less comprehensive income attributable to noncontrolling interest	—	—	—	124	—	124

Comprehensive income attributable to stockholders	$21,785	21,785	21,785	7,506	(51,106)	21,755

Unaudited Condensed Consolidating Statements of Cash Flows

(In thousands)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
For the quarter ended March 29, 2015
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$14,321	(7,167)	35,038	10,402	—	52,594

Cash flows from investing activities:
Capital expenditures	—	—	(46,376)	(14,348)	—	(60,724)
Proceeds from sale of fixed assets	—	—	104	10	—	114
Capitalized patent costs	—	—	(123)	—	—	(123)
Intercompany activity	(14,213)	(4,014)	—	—	18,227	—

Net cash used for investing activities	(14,213)	(4,014)	(46,395)	(14,338)	18,227	(60,733)

Cash flows from financing activities:
Payments on long-term debt	—	(10,000)	(154)	—	—	(10,154)
Other debt, net	—	—	(1,154)	650	—	(504)
Payment of offering related costs	(108)	—	—	—	—	(108)
Intercompany activity	—	—	17,671	556	(18,227)	—

Net cash provided by (used for) financing activities	(108)	(10,000)	16,363	1,206	(18,227)	(10,766)
Effect of exchange rates on cash	—	—	—	(5,561)	—	(5,561)

Net increase (decrease) in cash and cash equivalents	$—	(21,181)	5,006	(8,291)	—	(24,466)

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	$1	52,253	3,182	101,062	—	156,498
Net increase (decrease) in cash and cash equivalents	—	(21,181)	5,006	(8,291)	—	(24,466)

Cash and cash equivalents, end of period	$1	31,072	8,188	92,771	—	132,032

For the quarter ended March 30, 2014
Cash flows from operating activities:
Net cash provided by operating activities	$—	—	36,129	16,831	—	52,960

Cash flows from investing activities:
Capital expenditures	—	—	(22,864)	(7,924)	—	(30,788)
Proceeds from sale of fixed assets	—	—	106	1	—	107
Capitalized patent costs	—	—	(95)	—	—	(95)

Net cash used for investing activities	—	—	(22,853)	(7,923)	—	(30,776)

Cash flows from financing activities:
Borrowings of revolving lines of credit	—	—	89,800	—	—	89,800
Repayments of revolving lines of credit	—	—	(95,900)	—	—	(95,900)
Principal payments of long-term debt	—	—	(579)	—	—	(579)
Other debt, net	—	—	(1,790)	260	—	(1,530)
Other stock activity	—	—	325	—	—	325

Net cash provided by (used for) financing activities	—	—	(8,144)	260	—	(7,884)
Effect of exchange rates on cash	—	—	—	(432)	—	(432)

Net increase in cash and cash equivalents	$—	—	5,132	8,736	—	13,868

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	$—	—	720	67,504	—	68,224
Net increase in cash and cash equivalents	—	—	5,132	8,736	—	13,868

Cash and cash equivalents, end of period	$—	—	5,852	76,240	—	82,092

(21) Subsequent events

On May 8, 2015, the Company launched an offer to exchange notes registered (the “Registered Notes”) with the Securities and Exchange Commission (“SEC”) for its existing senior notes that are not registered with the SEC. The Registered Notes have substantially identical terms as the senior notes. The exchange offer was made pursuant to a prospectus included in a Registration Statement on Form S-4 that was filed with the SEC on May 1, 2015 and declared effective by the SEC on May 8, 2015.

On May 8, 2015, the Company amended its senior credit facilities to reduce the applicable interest rates on our term loan facility and to refinance our former U.S. Dollar denominated term loan with new U.S. Dollar and Euro dominated term loans as follows:

	Principal	Interest Rate
	(In thousands)
U.S. Dollar denominated	$1,072,574	Libor, bearing a 1% floor, plus an applicable margin of 2.75%
Euro denominated (€225,000)	255,328	Euribor, bearing a 1% floor, plus an applicable margin of 2.75%

Total	$1,327,902

The above terms reduced the stated interest rate on our term loan facility by 50 basis points. The Euro denominated tranche was issued at an original issuance discount of 50 basis points, or $1.3 million. The Company also incurred estimated debt issuance fees of approximately $1.7 million. All other terms on the senior credit facilities remain substantially unchanged.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report for the year ended December 31, 2014 as filed on March 16, 2015 with the Securities and Exchange Commission (“SEC”) and the Notes to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports filed with the SEC, in materials delivered to stockholders, and in press releases. In addition, our representatives may from time to time make oral forward-looking statements.

All statements other than statements of historical fact or relating to present facts or current conditions included in this Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “will,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “could,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

The forward-looking statements contained in this Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under or incorporated in “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual operating and financial performance to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

We allocate the corporate costs of MPG equally among the three segments due to their similar size and nature of the costs, unless a cost is specific to a certain segment.

Results of Operations

Quarter Ended March 29, 2015 compared to Quarter Ended March 30, 2014

The following table sets forth our statement of operations for the periods presented.

	Quarter Ended
	March 29, 2015	March 30, 2014
	(In millions)
Net sales	$765.2	540.5
Cost of sales	636.7	457.2

Gross profit	128.5	83.3
Selling, general and administrative expenses	56.2	29.2

Operating income	72.3	54.1
Interest expense, net	27.6	19.4
Loss on debt extinguishment	—	0.3
Other, net	(5.2)	1.2

Income before taxes	49.9	33.2
Income tax provision	17.3	10.5

Net income	32.6	22.7
Income attributable to noncontrolling interests	0.2	0.1

Net income attributable to stockholders	$32.4	22.6

Results for our Grede segment are included in the quarter ended March 29, 2015 and excluded from the quarter ended March 30, 2014, as the latter period precedes the Grede Transaction, which occurred in June 2014.

Net Sales

Net sales were $765.2 million for the quarter ended March 29, 2015 as compared to $540.5 million for the quarter ended March 30, 2014, an increase of $224.7 million. This increase was primarily driven by the inclusion of Grede segment results of $243.4 million and increased volumes, partially offset by foreign currency movements of $18.4 million, lower raw material surcharge pass-through of $4.9 million and net price decreases.

The following table sets forth our net sales by segment for the quarters ended March 29, 2015 and March 30, 2014:

	Quarter Ended		Increase	Percent
	March 29, 2015	March 30, 2014	(Decrease)	Change
		(In millions)
HHI segment	$244.1	242.1	2.0	0.8%
Metaldyne segment	277.7	298.4	(20.7)	(6.9)%
Grede segment	243.4	—	243.4		*

Total	$765.2	540.5	224.7		*

*	Omitted as Grede Holdings LLC results are not included in the quarter ended March 30, 2014

The increase in HHI net sales was primarily attributable to increased volumes due to higher North American light vehicle production levels partially offset by lower raw material surcharge pass-through and net price decreases.

The decrease in Metaldyne net sales was primarily attributable to foreign currency movements, net price decreases and lower raw material pass-through.

Cost of Sales

Cost of sales was $636.7 million for the three months ended March 29, 2015 as compared to $457.2 million for the three months ended March 30, 2014, an increase of $179.5 million. This increase was primarily driven by the inclusion of Grede segment results of $199.9 million, lower-scrap sales and increased volumes, partially offset by foreign currency movements of $16.0 million, lower depreciation, net manufacturing cost reductions and lower raw material surcharge pass-through of $2.9 million.

The following table sets forth our cost of sales by segment for the quarters ended March 29, 2015 and March 30, 2014:

	Quarter Ended		Increase	Percent
	March 29, 2015	March 30, 2014	(Decrease)	Change
		(In millions)
HHI segment	$201.7	202.7	(1.0)	(0.5)%
Metaldyne segment	235.1	254.5	(19.4)	(7.6)%
Grede segment	199.9	—	199.9		*

Total	$636.7	457.2	179.5		*

*	Omitted as Grede Holdings LLC results are not included in the quarter ended March 30, 2014

HHI cost of sales remained relatively flat as increased volumes and lower scrap sales were offset by lower raw material surcharge pass-through and net manufacturing cost savings primarily driven by operational improvement initiatives.

The decrease in Metaldyne cost of sales was primarily attributable to foreign currency movements and lower depreciation.

Gross Profits

Gross profit was $128.5 million for the quarter ended March 29, 2015 as compared to $83.3 million for the quarter ended March 30, 2014, an increase of $45.2 million. This increase was primarily driven by the inclusion of Grede segment results of $43.5 million, lower depreciation, net manufacturing cost reductions and increased volumes. These increases were partially offset by lower scrap sales of $2.5 million and the timing of raw material surcharge pass-through of $2.0 million, both primarily driven by the decline in the scrap metal market, in addition to the factors discussed above.

The following table sets forth our gross profit by segment for the quarters ended March 29, 2015 and March 30, 2014:

	Quarter Ended		Increase	Percent
	March 29, 2015	March 30, 2014	(Decrease)	Change
		(In millions)
HHI segment	$42.4	39.4	3.0	7.6%
Metaldyne segment	42.6	43.9	(1.3)	(3.0)%
Grede segment	43.5	—	43.5		*

Total	$128.5	83.3	45.2		*

*	Omitted as Grede Holdings LLC results are not included in the quarter ended March 30, 2014

The increase in HHI gross profit was primarily attributable to increased sales volumes and manufacturing cost savings mainly driven by operational improvement initiatives. These increases were partially offset by the timing of raw material surcharge pass-through, lower scrap sales and net price decreases.

The decrease in Metaldyne gross profit was primarily attributable to foreign currency movements and net price decreases, partially offset by lower depreciation.

Operating Income

Operating income was $72.3 million for the three months ended March 29, 2015 as compared to $54.1 million for the three months ended March 30, 2014, an increase of $18.2 million. The increase was primarily driven by the inclusion of Grede segment results of $19.5 million and the increase in gross profit due to the factors discussed above, partially offset by higher stock-based compensation and additional costs associated with being a public company, including higher professional fees.

The following table sets forth our operating income by segment for the quarters ended March 29, 2015 and March 30, 2014:

	Quarter Ended		Increase	Percent
	March 29, 2015	March 30, 2014	(Decrease)	Change
		(In millions)
HHI segment	$26.5	25.8	0.7	2.7%
Metaldyne segment	26.3	28.3	(2.0)	(7.1)%
Grede segment	19.5	—	19.5		*

Total	$72.3	54.1	18.2		*

*	Omitted as Grede Holdings LLC results are not included in the quarter ended March 30, 2014

The slight increase in HHI operating income was primarily attributable to the increase in gross profit partially offset by increased stock-based compensation and higher professional fees.

The decrease in Metaldyne operating income was primarily attributable to the decrease in gross profit, increased stock-based compensation and higher professional fees.

Interest Expense, Net

Interest expense, net was $27.6 million for the quarter ended March 29, 2015 as compared to $19.4 million for the quarter ended March 30, 2014, an increase of $8.2 million. The increase in interest expense, net reflected higher average outstanding borrowings including the additional debt associated with the Grede Transaction in June 2014 and increased indebtedness used to fund the return of capital to our stockholders, partially offset by lower overall interest rates due to refinancing activities during 2014.

Other, Net

Other, net was $5.2 million of income for the quarter ended March 29, 2015 as compared to expense of $1.2 million for the quarter ended March 30, 2014, a favorable change of $6.4 million. The change in other, net was primarily due to a $4.9 million increase in foreign currency transaction gains.

Income Taxes

The income tax provision for the three months ended March 29, 2015 and March 30, 2014 was $17.3 million and $10.5 million, respectively. The $6.8 million increase was primarily attributable to higher income before taxes due to the factors discussed above, and a higher effective tax rate. Our effective tax rate increased year over year primarily due to the inclusion of Grede in our 2015 effective tax rate calculation. The significance of Grede’s U.S. operations and the applicable federal tax rate contribute to a higher overall effective tax rate. Our effective tax rate for the three months ended March 29, 2015 and March 30, 2014 was 34.7% and 31.7%, respectively.

Net Income Attributable to Stockholders

Net income attributable to stockholders was $32.4 million, or 4.2% of net sales for the three months ended March 29, 2015, as compared to $22.6 million, or 4.2% of net sales for the three months ended March 30, 2014, an increase of $9.8 million. The increase was primarily attributable to the factors discussed above.

Adjusted EBITDA

Management’s assessment of performance includes an evaluation of Adjusted EBITDA. The following table sets forth Adjusted EBITDA by segment.

	Quarter Ended
	March 29, 2015	March 30, 2014
	(In millions)
Adjusted EBITDA
HHI segment	$46.8	46.4
Metaldyne segment	47.1	53.3
Grede segment	38.7	—

Total	$132.6	99.7

The following table sets forth the reconciliation between Adjusted EBITDA and net income, the most directly comparable GAAP measure:

	Quarter Ended
	March 29, 2015	March 30, 2014
	(In millions)
Net income	$32.6	22.7
Income tax expense	17.3	10.5
Interest expense, net	27.6	19.4
Depreciation and amortization	56.4	42.7
Gain on foreign currency	(5.0)	(0.1)
Loss on fixed assets	0.2	0.7
Loss on debt extinguishment	—	0.3
Debt transaction expenses	0.1	1.2
Stock-based compensation	3.3	1.3
Sponsor management fees	—	1.0
Non-recurring acquisition and purchase accounting related items	(0.3)	—
Non-recurring operational items	0.4	—

Adjusted EBITDA	$132.6	99.7

EBITDA is calculated as net income before interest expense, income tax expense (benefit) and depreciation and amortization. Adjusted EBITDA is calculated as EBITDA adjusted for:

•	(gain) loss on foreign currency;

•	(gain) loss on fixed assets;

•	debt transaction expenses;

•	stock-based compensation;

•	sponsor management fees;

•	non-recurring acquisition and purchase accounting related items; and

•	non-recurring operational items.

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

Liquidity and Capital Resources

As of March 29, 2015, we had cash and cash equivalents of $132.0 million and total indebtedness, inclusive of capitalized lease obligations, of $1,951.5 million. We also have access to additional liquidity pursuant to the terms of our revolving credit facility. As of March 29, 2015, $235.1 million was available on our revolving credit facility after giving effect to letters of credit of $14.9 million.

In March 2015, our board of directors authorized and the Company made a voluntary prepayment of $10.0 million on our term loan facility.

On March 10, 2015, our board of directors declared a dividend of $0.09 per share for which $6.1 million was accrued as of March 29, 2015. The dividend is payable on May 26, 2015 to stockholders of record as of May 12, 2015.

The Company has been assigned the following credit ratings and outlook by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”):

	Moody’s	S&P
Corporate	B1	BB-
Revolving credit facility	Ba3	BB+
Term loan facility	Ba3	BB+
Senior Notes	B3	B+
Outlook	Stable	Stable

As of March 29, 2015, $87.1 million of cash and cash equivalents were held by certain foreign subsidiaries whose earnings are reinvested indefinitely. We make this assertion based on the operational and investing needs of the foreign locations and our ability to fund our U.S. operations and obligations from domestic cash flow and capital resources. Based on this assertion, no provision has been made for U.S. income taxes, which would be assessed upon repatriation of the foreign earnings.

Included in our total indebtedness are senior notes with an aggregate principal amount of $600.0 million (the “Senior Notes”). On May 8, 2015, the Company launched an offer to exchange notes registered with the SEC (the “Registered Notes”) for its existing senior notes that are not registered with the SEC. The Registered Notes have substantially identical terms as the senior notes. The exchange offer was made pursuant to a prospectus included in a Registration Statement on Form S-4 that was filed with the SEC on May 1, 2015 and declared effective by the SEC on May 8, 2015.

On May 8, 2015, the Company amended its senior credit facilities to reduce the applicable interest rates on our term loan facility and to refinance our former U.S. Dollar denominated term loan with new U.S. Dollar and Euro denominated term loans as follows:

	Principal	Interest Rate
	(In thousands)
U.S. Dollar denominated	$1,072,574	Libor, bearing a 1% floor, plus an applicable margin of 2.75%
Euro denominated (€225,000)	255,328	Euribor, bearing a 1% floor, plus an applicable margin of 2.75%

Total	$1,327,902

The above terms reduced the stated interest rate on our term loan facility by 50 basis points. The Euro denominated tranche was issued at an original issuance discount of 50 basis points, or $1.3 million. The Company also incurred estimated debt issuance fees of approximately $1.7 million. All other terms on the senior credit facilities remain substantially unchanged.

Cash Flows

The following tables provide a summary of cash flows from operating, investing and financing activities for the periods presented:

	Quarter Ended
	March 29, 2015	March 30, 2014
	(In millions)
Cash flows from operating activities	$52.6	53.0
Cash flows from investing activities	(60.7)	(30.8)
Cash flows from financing activities	(10.8)	(7.9)
Effect of exchange rates on cash	(5.6)	(0.4)

Net increase (decrease) in cash and cash equivalents	$(24.5)	13.9

For the quarter ended March 29, 2015, cash flows from operating activities reflected results of operations exclusive of non-cash income and expenses, primarily depreciation and amortization, and stock-based compensation expense, offset by a net increase in working capital. For the quarter ended March 30, 2014, cash flows from operating activities reflected results of operations exclusive of non-cash income and expenses, primarily depreciation and amortization, offset by a net increase in working capital.

For the quarters ended March 29, 2015 and March 30, 2014, cash flows from investing activities reflected capital expenditures of $60.7 million and $30.8 million, respectively.

For the quarter ended March 29, 2015, the cash flows from financing activities primarily reflected repayments of long-term debt. For the quarter ended March 30, 2014, the cash flows from financing activities primarily reflected net repayments on revolving lines of credit, partially offset by net borrowings on other debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A—Quantitative and Qualitative Analysis of Market Risk,” in our 2014 Annual Report on Form 10-K filed on March 16, 2015.

On May 8, 2015, the Company amended and restated its senior credit facilities agreement to reduce the applicable interest rate on our term loan facility and to convert $255.3 million of the liability from U.S. Dollar denominated debt to €225.0 million of Euro denominated debt. The variable interest rate on U.S. Dollar denominated debt is subject to a LIBOR floor; the Euro denominated debt is subject to a Euribor floor. Due to these floors, an assumed 25 basis point change in Libor or Euribor would have no impact on our annual interest expense from these loans.

The Euro denominated debt will be subject to transaction gains and losses each period. The following table sets forth a sensitivity analysis of the effect a hypothetical change in the U.S. dollar to Euro exchange rate would have on the carrying value of our Euro denominated debt as of May 8, 2015:

Change in exchange rate:	10% increase in U.S. dollar to Euro exchange rate	10% decrease in U.S. dollar to Euro exchange rate
	(In millions)
Resulting change in carrying value of Euro denominated debt	$(25.5)	25.5

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company evaluated the effectiveness of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation was to ensure information required to be disclosed in periodic reports filed under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 29, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 29, 2015 because we continued to have a material weakness in our internal controls related to inadequate controls around program change, system access, computer operations, and system development for certain IT systems that management relies upon for preparation and review of financial information.

Remediation Efforts to Address Material Weakness

To address the material weakness identified at December 31, 2014 and discussed above, the Company has designed new and enhanced controls. The new and enhanced controls are in the process of being implemented.

The Company believes the new and enhanced controls will be sufficient to remediate the identified material weakness and will strengthen our internal controls over financial reporting. We will monitor the effectiveness of these controls and will make any changes deemed appropriate. The material weakness will not be considered remediated until the implemented controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than as discussed above under “Remediation Efforts to Address Material Weakness” there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(e) under the Exchange Act, during the quarter ended March  29, 2015.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 15, “Commitments and Contingencies” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 as filed on March 16, 2015 with the SEC. See also, “Information about Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Number	Exhibit

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metaldyne Performance Group Inc.

/s/ George Thanopoulos	Chief Executive Officer	May 11, 2015
George Thanopoulos	(Principal Executive Officer)

/s/ Mark Blaufuss	Chief Financial Officer	May 11, 2015
Mark Blaufuss	(Principal Financial and Accounting Officer)