Form 10-Q
period 2015-06-28
Metaldyne Performance Group Inc.
filed 2015-08-04
CIK 1616817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2015

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

As of July 31, 2015 the registrant had 67,177,198 shares of voting common stock outstanding.

METALDYNE PERFORMANCE GROUP INC.

FORM 10-Q

QUARTER AND SIX MONTHS ENDED JUNE 28, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

	June 28, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$112,673	156,498
Receivables, net:
Trade	388,663	312,943
Other	31,065	31,943

Total receivables, net	419,728	344,886
Inventories	190,991	204,789
Deferred income taxes	12,037	12,435
Prepaid expenses	14,287	13,004
Other assets	14,622	14,524

Total current assets	764,338	746,136
Property and equipment, net	754,167	750,181
Goodwill	907,716	907,716
Amortizable intangible assets, net	743,685	778,457
Deferred income taxes, noncurrent	2,213	1,359
Other assets	39,944	40,763

Total assets	$3,212,063	3,224,612

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$263,793	285,468
Accrued compensation	46,671	50,952
Accrued liabilities	72,081	79,934
Short-term debt	1,530	1,572
Current maturities, long-term debt and capital lease obligations	15,625	16,497

Total current liabilities	399,700	434,423
Long-term debt, less current maturities	1,883,649	1,920,310
Capital lease obligations, less current maturities	22,350	23,425
Deferred income taxes	257,777	260,703
Other long-term liabilities	57,238	60,789

Total liabilities	2,620,714	2,699,650

Stockholders’ equity:
Common Stock: par $0.001, 400,000 authorized, 67,101 issued and outstanding	67	67
Paid-in capital	834,689	827,307
Deficit	(199,248)	(269,663)
Accumulated other comprehensive loss	(46,870)	(35,248)

Total equity attributable to stockholders	588,638	522,463
Noncontrolling interest	2,711	2,499

Total stockholders’ equity	591,349	524,962

Total liabilities and stockholders’ equity	$3,212,063	3,224,612

See accompanying notes to unaudited condensed financial statements.

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

	Quarter Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales	$800,235	641,403	1,565,402	1,181,862
Cost of sales	658,172	537,224	1,294,800	994,417

Gross profit	142,063	104,179	270,602	187,445
Selling, general and administrative expenses	57,856	40,359	114,055	69,560
Acquisition costs	—	13,046	—	13,046

Operating income	84,207	50,774	156,547	104,839
Interest expense, net	26,898	22,492	54,457	41,898
Loss on debt extinguishment	368	—	368	362
Other, net	(1,376)	3,428	(6,511)	4,483

Other expense, net	25,890	25,920	48,314	46,743

Income before tax	58,317	24,854	108,233	58,096

Income tax expense	14,127	9,394	31,467	19,940

Net income	44,190	15,460	76,766	38,156
Income attributable to noncontrolling interest	81	77	216	171
Net income attributable to stockholders	$44,109	15,383	76,550	37,985

Weighted average shares outstanding	67,080	67,075	67,075	67,075
Cash dividends declared per share	$—	—	0.09	—
Net income per share attributable to stockholders:
Basic	0.66	0.23	1.14	0.57
Diluted	0.64	0.22	1.11	0.56

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarter Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net income	$44,190	15,460	76,766	38,156
Other comprehensive income (loss), net of tax:
Foreign currency translation	3,948	2,577	(11,783)	1,760

Comprehensive income	48,138	18,037	64,983	39,916
Less comprehensive income attributable to noncontrolling interest	67	74	212	198

Comprehensive income attributable to stockholders	$48,071	17,963	64,771	39,718

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common stock	Paid-in capital	Deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
Balance, December 31, 2014	$67	827,307	(269,663)	(35,248)	2,499	524,962
Dividends			(6,135)			(6,135)
Stock-based compensation expense		7,532				7,532
Cash settlement of equity awards		(232)				(232)
Issuance of common stock		91				91
Excess tax benefit on stock-based compensation		99				99
Offering related costs		(108)				(108)
Net income			76,550		216	76,766
Other comprehensive (loss)				(11,779)	(4)	(11,783)
Reclassifications, net				157		157

Balance, June 28, 2015	$67	834,689	(199,248)	(46,870)	2,711	591,349

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 28, 2015	June 29, 2014
Cash flows from operating activities:
Net income	$76,766	38,156
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	115,200	90,533
Debt fee amortization	1,543	2,503
Loss on fixed asset dispositions	348	1,185
Deferred income taxes	(2,891)	(15,883)
Noncash interest expense	487	856
Stock-based compensation expense	7,532	4,613
Foreign currency adjustment	(3,688)	(45)
Other	5,426	1,484
Changes in assets and liabilities:
Receivables, net	(77,403)	(50,542)
Inventories	9,970	957
Accounts payable, accrued liabilities and accrued compensation	(10,871)	31,253
Other, current	(2,437)	1,761
Other, non-current	(2,311)	4,827

Net cash provided by operating activities	117,671	111,658
Cash flow from investing activities:
Capital expenditures	(114,957)	(58,073)
Proceeds from sale of fixed assets	1,296	271
Capitalized patent costs	(182)	(165)
Grede Transaction, net of cash acquired	—	(829,656)

Net cash used for investing activities	(113,843)	(887,623)
Cash flows from financing activities:
Dividends	(6,035)	(111,259)
Other stock activity	—	(2,449)
Proceeds from stock issuance	91	258,553
Cash settlement of equity awards	(232)	—
Borrowings of revolving lines of credit	14,300	238,597
Payments of revolving lines of credit	(14,568)	(230,500)
Proceeds of long-term debt	1,326,625	715,000
Payments on long-term debt	(1,360,154)	(10,974)
Payment of debt issue costs	(149)	(20,231)
Other debt, net	(1,548)	(3,766)
Payment of offering related costs	(108)	—

Net cash used for financing activities	(41,778)	832,971
Effect of exchange rates on cash	(5,875)	828

Net increase (decrease) in cash and cash equivalents	$(43,825)	57,834

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	$156,498	68,224
Net increase (decrease) in cash and cash equivalents	(43,825)	57,834

Cash and cash equivalents, end of period	$112,673	126,058

Supplementary cash flow information:
Cash paid for income taxes, net	$33,407	29,453
Cash paid for interest	55,796	27,132
Noncash transactions:
Capital expenditures in accounts payables	19,035	14,100
Dividends declared on restricted stock awards, not yet vested	101	—

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

Metaldyne Performance Group Inc. is a leading provider of components for use in engine, transmission and driveline (“Powertrain”) and chassis, suspension, steering and brake component (“Safety-Critical”) applications for the global light, commercial and industrial vehicle markets. We produce these components using complex metal-forming manufacturing technologies and processes for a global customer base of vehicle original equipment manufacturers (“OEMs”) and tier 1 suppliers. Our components help OEMs meet fuel economy, performance and safety standards. Our metal-forming manufacturing technologies and processes include aluminum casting, cold, warm or hot forging, iron casting, and powder metal forming, as well as value-added precision machining and assembly. These technologies and processes are used to create a wide range of customized Powertrain and Safety-Critical components that address requirements for power density (increased component strength to weight ratio), power generation, power/torque transfers, strength and noise, vibration and harshness.

(2) Accounting Policies

Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Metaldyne Performance Group Inc. (the “Company”, “MPG”, “we”, “our”, or “its”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 28, 2015 and December 31, 2014, the results of operations and comprehensive income for the quarters ended June 28, 2015 and June 29, 2014, and the results of operations, comprehensive income, and statement of cash flows for the six months ended June 28, 2015 and June 29, 2014. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

(3) Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance, as agreed to by the FASB, is effective for the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted on January 1, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Topic 835-30). This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and requires retrospective application. We expect to adopt this guidance when effective. Upon adoption of this guidance, the debt and total assets presented on our balance sheet will be reduced by net debt issuance costs, which totaled $21.0 million as of June 28, 2015.

(4) Acquisitions

Grede was acquired on June 2, 2014 (the “Grede Transaction”). Grede revenues and earnings included in the consolidated statements of operations subsequent to the Grede Transaction were as follows:

	Quarter Ended June 28, 2015	Quarter Ended June 29, 2014	Six Months June 28, 2015	Six Months June 29, 2014
	(In thousands)
Revenues: Net sales	$237,383	80,973	480,820	80,973
Earnings: Income before income taxes	12,236	(13,259)	30,753	(13,259)

Supplemental Pro Forma Information

Pro forma net sales, for the quarter ended June 29, 2014 as if the Grede Transaction had occurred on January 1, 2014, were $817.4 million and pro forma income before income taxes was $53.2 million. Pro forma net sales, for the six months ended June 29, 2014 as if the Grede Transaction had occurred on January 1, 2014, were $1,608.0 million and pro forma income before income taxes was $97.2 million.

(5) Receivables Allowances

Receivables were stated net of the following allowances:

	June 28, 2015	December 31, 2014
	(In thousands)
Doubtful accounts	$1,270	1,488
Pricing accruals and anticipated customer deductions	5,945	4,781
Returns	1,898	1,753

	$9,113	8,022

(6) Inventories

Inventories were as follows:

	June 28, 2015	December 31, 2014
	(In thousands)
Raw materials	$66,259	67,812
Work in process	68,045	69,929
Finished goods	56,687	67,048

Total inventories	$190,991	204,789

(7) Property and Equipment, Net

Accumulated depreciation as of June 28, 2015 and December 31, 2014 was $356.2 million and $283.5 million, respectively.

In June 2015, the Company announced plans to close its Berlin, Wisconsin facility included within the Grede segment. The closure, which is primarily a result of the industrial market slowdown, is expected to be completed by the end of fiscal 2015. The Company recorded a $4.0 million asset impairment charge within cost of sales in conjunction with this announcement.

(8) Amortizable Intangible Assets

The carrying amounts and accumulated amortization of intangible assets were as follows:

	June 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer relationships and platforms	$745,200	(106,729)	638,471
Other	126,543	(21,329)	105,214

Total	$871,743	(128,058)	743,685

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer relationships and platforms	$745,200	(76,514)	668,686
Other	126,360	(16,589)	109,771

Total	$871,560	(93,103)	778,457

(9) Debt

The carrying value of debt was as follows:

	June 28, 2015	December 31, 2014
	(In thousands)
Short-term debt:
Revolving lines of credit	$—	—
Other short-term debt	1,530	1,572

Total short-term debt	$1,530	1,572

Long-term debt:
Term loan facility	$—	1,340,000
U.S. Dollar term loan	1,052,573	—
Euro term loan	251,235	—
Registered notes	600,000	600,000
Other long-term debt (various interest rates)	482	589

Total	1.904,290	1,940,589
Unamortized discount on term loans	(7,244)	(6,579)
Current maturities	(13,397)	(13,700)

Total long-term debt	$1,883,649	1,920,310

Debt Activity

In March 2015, the Company made a voluntary prepayment of $10.0 million on its term loan.

On May 8, 2015, the Company launched an offer to exchange notes registered with the SEC (the “Registered Notes”) for its existing senior notes that were not registered with the SEC. The Registered Notes have substantially identical terms as the senior notes. The exchange offer was made pursuant to a prospectus included in a Registration Statement on Form S-4 that was filed with the SEC on May 1, 2015, and declared effective by the SEC on May 8, 2015. The exchange offer was completed on June 8, 2015, and all outstanding original senior notes were tendered and exchanged for the Registered Notes.

On May 8, 2015, the Company amended its senior credit facilities to reduce the applicable interest rates on the term loan facility and to refinance its former U.S. Dollar denominated term loan with new U.S. Dollar and Euro denominated term loans as follows:

	Principal	Interest Rate
	(In thousands)
U.S. Dollar denominated	$1,072,574	Libor, bearing a 1% floor, plus an applicable margin of 2.75%
Euro denominated (€225,000)	255,328	Euribor, bearing a 1% floor, plus an applicable margin of 2.75%

Total	$1,327,902

The above terms reduced the stated interest rate on our term loan facility by 0.5 percentage points. The Euro denominated tranche was issued at an original issuance discount of 0.5%, or $1.3 million. The Company also paid fees to third parties totaling $1.8 million, of which $1.6 million was expensed. All other terms on the senior credit facilities remain substantially unchanged.

On June 26, 2015, the Company made a $20.0 million voluntary prepayment on its U.S. Dollar term loan.

Accrued interest of $12.4 million and $15.8 million as of June 28, 2015, and December 31, 2014, was reflected in accrued liabilities.

(10) Equity and Dividends

Dividends

On March 10, 2015, our board of directors declared a dividend of $0.09 per share which was paid on May 26, 2015, to stockholders of record as of May 12, 2015.

Changes in Accumulated Other Comprehensive Loss, Net of Tax

	Foreign Currency Items	Defined Benefit Items	Total
	(In thousands)
Balance, December 31, 2014	$(27,721)	(7,527)	(35,248)
Other comprehensive (loss)	(11,779)	—	(11,779)
Reclassifications, net	—	157	157

Balance, June 28, 2015	$(39,500)	(7,370)	(46,870)

(11) Other, net

Included within other, net were the following (income) and expense items:

	Quarter Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Foreign currency (gains) losses	$(3,865)	1,722	(8,860)	1,641
Debt transaction expenses	1,640	1,769	1,640	2,836
Other	849	(63)	709	6

Other, net	$(1,376)	3,428	(6,511)	4,483

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

Changes in the number of Restricted Shares outstanding for the six months ended June 28, 2015 were as follows:

	Number of Restricted Shares	Weighted Average Grant-date Fair Value
	(In thousands)
Balance, December 31, 2014	847	$15.00
Granted	305	18.90
Forfeited	(14)	15.96

Balance, June 28, 2015	1,138	$16.03

Options

In March 2015, the Company granted options to certain employees with the following terms:

Vesting Terms	Number of Options	Exercise Price	Contractual Terms
	(In thousands)		(In years)
1/3rd per year on grant-date anniversary	438	$18.90	10

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

Changes in the number of options outstanding for the six months ended June 28, 2015, were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Balance, December 31, 2014	6,442	$10.54	8.5
Granted	438	18.90	10.0
Forfeited	(32)	8.58	8.0
Exercised	(43)	4.26	7.5

Balance, June 28, 2015	6,805	$11.13	8.1	$54.3

Options exercisable, June 28, 2015	2,374	$10.34	7.8	$21.1

Stock-based Compensation Expense

	Quarter Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Restricted shares	$1,884	—	3,304	—
Options	2,311	3,321	4,228	4,613

Total	$4,195	3,321	7,532	4,613

Tax benefit	$1,015	1,255	2,192	1,582

Compensation expense associated with the outstanding stock-based awards was recognized within selling, general and administrative expense. Total unrecognized compensation cost related to non-vested awards as of June 28, 2015 was approximately $39.6 million, and is expected to be recognized ratably over the remaining vesting terms.

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

Income tax expense for the quarter ended June 28, 2015 and June 29, 2014 was $14.1 million and $9.4 million, respectively. Income tax expense for the six months ended June 28, 2015 and June 29, 2014 was $31.5 million and $19.9 million, respectively. The effective income tax rate for the quarter ended June 28, 2015 and June 29, 2014 was 24.2% and 37.8%, respectively. The effective income tax rate for the six months ended June 28, 2015 and June 29, 2014 was 29.1% and 34.3%, respectively. Income tax expense for the quarter and six month period ended June 28, 2015 includes a tax benefit of $3.1 million relating to the enactment of Senate Bill 441 in the state of Indiana, eliminating the throwback rule for calculating state income tax expense. Income tax expense for the quarter and six month period ended June 29, 2014 includes a tax expense of $1.3 million for establishing a valuation allowance against loss carryforwards of the Company’s Brazilian subsidiary, of which $0.9 million represents a discrete tax expense. Due to the history of losses at the entity, the Company concluded it was no longer more likely than not that the net deferred tax asset would be realized.

The effective tax rate for the periods ended June 28, 2015 and June 29, 2014 varies from statutory rates primarily due to income taxes on foreign earnings which are taxed at rates different from the U.S. statutory rate and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries.

(14) Retirement Plans

The net expense recognized for the Company’s defined benefit pension plans was $0.5 million and $0.3 million for the quarters ended June 28, 2015 and June 29, 2014, respectively, and $0.7 million for both the six months ended June 28, 2015 and June 29, 2014, respectively.

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

In addition, the Company is conducting remediation actions at certain of its facilities. An accrual estimate for each environmental matter is established using standard engineering cost estimating techniques on an undiscounted basis. In determining such costs, consideration is given to the professional judgment of Company environmental engineers. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. The Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s results of operations, financial position or cash flows or the possible effect of compliance with environmental requirements imposed in the future.

(16) Fair Value

	June 28, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Registered notes	$600,000	639,000	600,000	615,000
Term loan facility	—	—	1,333,421	1,343,350
U.S. Dollar term loan	1,046,560	1,052,574	—	—
Euro term loan	250,004	251,549	—	—

The fair values of the Registered Notes and term loan facility were estimated using quoted market prices. As the markets for this debt are not active, the debt is categorized as Level 2 within the fair value hierarchy.

The fair value of the Company’s other financial instruments, cash and cash equivalents, revolving lines of credit and other long-term debt, are estimated to equal their carrying values due to their nature.

(17) Net Income per Share Attributable to Stockholders (“EPS”)

The Company’s basic and diluted EPS were calculated as follows:

	Quarter Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands except per share amounts)
Weighted-average shares outstanding
Basic shares	67,080	67,075	67,075	67,075
Equivalent shares for outstanding stock- based compensation awards	1,630	1,585	1,625	515

Diluted shares	68,710	68,660	68,700	67,590
Income attributable to stockholders
Basic EPS attributable to stockholders	$0.66	0.23	1.14	0.57
Diluted EPS attributable to stockholders	0.64	0.22	1.11	0.56

(18) Related Party Transactions

HHI, Metaldyne and Grede were parties to management services agreements with American Securities. These agreements were terminated upon completion of the initial public offering of the Company’s common stock on December 12, 2014. Management fees and expenses totaling $9.4 million and $10.7 million for the quarter and six months ended June 29, 2014, respectively, were paid to American Securities under the agreements. There were no amounts due to American Securities as of June 28, 2015 and December 31, 2014.

As of June 28, 2015, affiliates of American Securities held 78.5% of the outstanding common stock of the Company.

(19) Segment Information

The Company is organized and operated as three operating segments: the HHI segment, the Metaldyne segment and the Grede segment.

Segment information was as follows:

	Quarter Ended June 28, 2015
	External	Intersegment	Adjusted	Capital	Depreciation/
	Sales	Sales	EBITDA	Spending	Amortization
	(In thousands)
HHI	$262,105	2,137	59,316	15,267	19,643
Metaldyne	300,747	325	56,402	19,327	20,025
Grede	237,383	48	37,899	19,548	19,166
Elimination and other	—	(2,510)	—	91	—

Total	$800,235	—	153,617	54,233	58,834

	Quarter Ended June 29, 2014
	External	Intersegment	Adjusted	Capital	Depreciation/
	Sales	Sales	EBITDA	Spending	Amortization
	(In thousands)
HHI	$251,107	3,187	54,645	12,151	19,372
Metaldyne	309,323	153	56,231	12,750	23,539
Grede	80,973	—	12,073	2,384	4,882
Elimination and other	—	(3,340)	—	—	—

Total	$641,403	—	122,949	27,285	47,793

	Six Months Ended June 28, 2015
	External	Intersegment	Adjusted	Capital	Depreciation/
	Sales	Sales	EBITDA	Spending	Amortization
	(In thousands)
HHI	$506,165	4,442	106,108	36,584	38,426
Metaldyne	578,417	624	103,482	38,207	39,522
Grede	480,820	129	76,597	40,075	37,252
Elimination and other	—	(5,195)	—	91	—

Total	$1,565,402	—	286,187	114,957	115,200

	Six Months Ended June 29, 2014
	External	Intersegment	Adjusted	Capital	Depreciation/
	Sales	Sales	EBITDA	Spending	Amortization
	(In thousands)
HHI	$493,155	4,591	101,036	26,510	38,468
Metaldyne	607,734	399	109,549	29,179	47,183
Grede	80,973	—	12,073	2,384	4,882
Elimination and other	—	(4,990)	—	—	—

Total	$1,181,862	—	222,658	58,073	90,533

Elimination and other above reflects the elimination of intercompany sales.

The reconciliation from the Company’s net income to Adjusted EBITDA was as follows:

	Quarter Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Net income	$44,190	15,460	76,766	38,156
Income tax expense	14,127	9,394	31,467	19,940
Interest expense, net	26,898	22,492	54,457	41,898
Depreciation and amortization	58,834	47,793	115,200	90,533
(Gain) loss on foreign currency	(3,865)	1,722	(8,860)	1,641
Loss on fixed assets	132	509	348	1,185
Loss on debt extinguishment	368	—	368	362
Debt transaction expenses	1,640	1,769	1,742	2,836
Stock-based compensation	4,195	3,321	7,532	4,613
Sponsor management fees	—	1,153	—	2,153
Non-recurring acquisition and purchase accounting items	386	18,138	37	18,138
Non-recurring operational items	6,712	1,198	7,130	1,203

Adjusted EBITDA	$153,617	122,949	286,187	222,658

(20) Guarantor

Our Registered Notes and outstanding balances under our senior credit facilities are guaranteed by all of the Company’s existing and future domestic subsidiaries (“Guarantor Subsidiaries”). All of the Guarantor Subsidiaries are 100% owned by Metaldyne Performance Group Inc. (“Parent”) and MPG Holdco I Inc., the Company’s wholly owned subsidiary (“Issuer”). The guarantee is full, unconditional, joint and several. The Company’s non-domestic subsidiaries (“Non-Guarantor Subsidiaries”) have not guaranteed the Registered Notes or the senior credit facilities.

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

Unaudited Condensed Consolidating Balance Sheet

June 28, 2015

(In thousands)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$215	1,598	3,818	107,042	—	112,673
Receivables, net:
Trade	—	—	317,453	71,862	(652)	388,663
Other	—	—	60,359	20,282	(49,576)	31,065

Total receivables, net	—	—	377,812	92,144	(50,228)	419,728
Inventories	—	—	144,692	46,299	—	190,991
Deferred income taxes	—	—	8,560	3,477	—	12,037
Prepaid expenses	632	3,601	5,611	4,443	—	14,287
Other assets	—	—	5,638	8,984	—	14,622

Total current assets	847	5,199	546,131	262,389	(50,228)	764,338
Property and equipment, net	—	115	527,472	226,580	—	754,167
Goodwill	—	—	673,209	234,507	—	907,716
Amortizable intangible assets, net	—	—	589,006	154,679	—	743,685
Deferred income taxes, noncurrent	—	—	(164)	2,377	—	2,213
Other assets	—	24,007	37,358	13,269	(34,690)	39,944
Intercompany receivables	37,290	1,812,049	1,095	47	(1,851,111)	—
Investment in subsidiaries	581,049	628,149	670,120	—	(1,879,318)	—

Total assets	$619,816	2,469,519	3,044,227	893,848	(3,815,347)	3,212,063

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10	808	185,197	96,472	(18,694)	263,793
Accrued compensation	—	2,094	28,630	15,947	—	46,671
Accrued liabilities	(101)	13,833	36,663	53,270	(31,584)	72,081
Short-term debt	—	—	—	1,530	—	1,530
Current maturities, long-term debt and capital lease obligations	—	13,238	2,209	178	—	15,625

Total current liabilities	(91)	29,973	252,699	167,397	(50,278)	399,700
Long-term debt, less current maturities	—	1,883,326	12,827	22,136	(34,640)	1,883,649
Capital lease obligations	—	—	22,330	20	—	22,350
Deferred income taxes	—	—	250,966	6,811	—	257,777
Other long-term liabilities	—	—	31,365	25,873	—	57,238
Intercompany payables	31,269	(24,829)	1,845,891	(1,220)	(1,851,111)	—

Total liabilities	31,178	1,888,470	2,416,078	221,017	(1,936,029)	2,620,714

Stockholders’ equity:
Total equity attributable to stockholders	588,638	581,049	628,149	670,120	(1,879,318)	588,638
Noncontrolling interest	—	—	—	2,711	—	2,711

Total stockholders’ equity	588,638	581,049	628,149	672,831	(1,879,318)	591,349

Total liabilities and stockholders’ equity	$619,816	2,469,519	3,044,227	893,848	(3,815,347)	3,212,063

Unaudited Condensed Consolidating Balance Sheet

December 31, 2014

(In thousands)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1	52,253	3,182	101,062	—	156,498
Receivables, net:
Trade	—	—	253,648	61,805	(2,510)	312,943
Other	—	266	55,750	19,511	(43,584)	31,943

Total receivables, net	—	266	309,398	81,316	(46,094)	344,886
Inventories	—	—	157,379	47,410	—	204,789
Deferred income taxes	—	—	8,560	3,875	—	12,435
Prepaid expenses	600	2,770	6,986	2,648	—	13,004
Other assets	—	—	6,425	8,099	—	14,524

Total current assets	601	55,289	491,930	244,410	(46,094)	746,136
Property and equipment, net	—	—	517,700	232,481	—	750,181
Goodwill	—	—	673,209	234,507	—	907,716
Amortizable intangible assets, net	—	—	616,313	162,144	—	778,457
Deferred income taxes, noncurrent	—	—	—	1,359	—	1,359
Other assets	—	24,581	15,694	13,439	(12,951)	40,763
Intercompany receivables	11,982	1,858,569	—	—	(1,870,551)	—
Investment in subsidiaries	516,381	529,838	656,504	—	(1,702,723)	—

Total assets	$528,964	2,468,277	2,971,350	888,340	(3,632,319)	3,224,612

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	538	197,088	103,662	(15,820)	285,468
Accrued compensation	—	—	36,357	14,595	—	50,952
Accrued liabilities	918	17,937	38,353	53,124	(30,398)	79,934
Short-term debt	—	—	268	1,304	—	1,572
Current maturities, long-term debt and capital lease obligations	—	13,500	(19,034)	22,031	—	16,497

Total current liabilities	918	31,975	253,032	194,716	(46,218)	434,423
Long-term debt, less current maturities	—	1,919,921	12,826	390	(12,827)	1,920,310
Capital lease obligations	—	—	23,384	41	—	23,425
Deferred income taxes	—	—	254,433	6,270	—	260,703
Other long-term liabilities	—	—	32,869	27,920	—	60,789
Intercompany payables	5,583	—	1,864,968	—	(1,870,551)	—

Total liabilities	6,501	1,951,896	2,441,512	229,337	(1,929,596)	2,699,650

Stockholders’ equity:
Total equity attributable to stockholders	522,463	516,381	529,838	656,504	(1,702,723)	522,463
Noncontrolling interest	—	—	—	2,499	—	2,499

Total stockholders’ equity	522,463	516,381	529,838	659,003	(1,702,723)	524,962

Total liabilities and stockholders’ equity	$528,964	2,468,277	2,971,350	888,340	(3,632,319)	3,224,612

Unaudited Condensed Consolidating Statements of Operations

Quarter Ended June 28, 2015 and June 29, 2014

(In thousands)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
For the quarter ended June 28, 2015
Net sales	$—	—	639,668	191,977	(31,410)	800,235
Cost of sales	—	—	530,420	159,162	(31,410)	658,172

Gross profit	—	—	109,248	32,815	—	142,063
Selling, general and administrative expenses	—	—	46,400	11,456	—	57,856

Operating profit	—	—	62,848	21,359	—	84,207

Interest expense, net	—	25,568	(1,118)	2,448	—	26,898
Loss on debt extinguishment	—	368	—	—	—	368
Other, net	—	(2,419)	(650)	1,693	—	(1,376)

Other expense, net	—	(23,517)	(1,768)	4,141	—	25,890

Income (loss) before tax	—	23,517	64,616	17,218	—	58,317
Income tax expense (benefit)	—	(7,701)	18,125	3,703	—	14,127

Income (loss) before from equity in subsidiaries	—	(15,816)	46,491	13,515	—	44,190
Earnings from equity in subsidiaries	44,109	59,925	13,434	—	(117,468)	—

Net income	44,109	44,109	59,925	13,515	(117,468)	44,190
Income attributable to noncontrolling interest	—	—	—	81	—	81

Net income attributable to stockholders	$44,109	44,109	59,925	13,434	(117,468)	44,109

For the quarter ended June 29, 2014
Net sales	$—	—	490,454	177,698	(26,749)	641,403
Cost of sales	—	—	412,875	151,098	(26,749)	537,224

Gross profit	—	—	77,579	26,600	—	104,179
Selling, general and administrative expenses	750	—	31,205	8,404	—	40,359
Acquisition costs	—	—	13,046	—	—	13,046

Operating profit	(750)	—	33,328	18,196	—	50,774

Interest expense, net	—	—	19,967	2,525	—	22,492
Other, net	—	—	(2,967)	6,395	—	3,428

Other expense, net	—	—	17,000	8,920	—	25,920

Income before tax	(750)	—	16,328	9,276	—	24,854
Income tax expense	(263)	—	5,470	4,187	—	9,394

Income before from equity in subsidiaries	(487)	—	10,858	5,089	—	15,460
Earnings from equity in subsidiaries	15,870	15,870	5,012	—	(36,752)	—

Net income	15,383	15,870	15,870	5,089	(36,752)	15,460
Income attributable to noncontrolling interest	—	—	—	77	—	77

Net income attributable to stockholders	$15,383	15,870	15,870	5,012	(36,752)	15,383

Unaudited Condensed Consolidating Statements of Operations

Six Months Ended June 28, 2015 and June 29, 2014

(In thousands)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
For the six months ended June 28, 2015
Net sales	$—	—	1,251,284	374,742	(60,624)	1,565,402
Cost of sales	—	—	1,041,818	313,606	(60,624)	1,294,800

Gross profit	—	—	209,466	61,136	—	270,602
Selling, general and administrative expenses	—	—	92,205	21,850	—	114,055

Operating profit	—	—	117,261	39,286	—	156,547

Interest expense, net	—	51,701	(2,108)	4,864	—	54,457
Loss on debt extinguishment	—	368	—	—	—	368
Other, net	—	(2,419)	(4,736)	644	—	(6,511)

Other expense, net	—	49,650	(6,844)	5,508	—	48,314

Income (loss) before tax	—	(49,650)	124,105	33,778	—	108,233
Income tax expense (benefit)	—	(16,007)	37,170	10,304	—	31,467

Income (loss) before from equity in subsidiaries	—	(33,643)	86,935	23,474	—	76,766
Earnings from equity in subsidiaries	76,550	110,193	23,258	—	(210,001)	—

Net income	76,550	76,550	110,193	23,474	(210,001)	76,766
Income attributable to noncontrolling interest	—	—	—	216	—	216

Net income attributable to stockholders	$76,550	76,550	110,193	23,258	(210,001)	76,550

For the six months ended June 29, 2014
Net sales	$—	—	891,594	346,554	(56,286)	1,181,862
Cost of sales	—	—	755,319	295,384	(56,286)	994,417

Gross profit	—	—	136,275	51,170	—	187,445
Selling, general and administrative expenses	750	—	52,548	16,262	—	69,560
Acquisition costs	—	—	13,046	—	—	13,046

Operating profit	(750)	—	70,681	34,908	—	104,839

Interest expense, net	—	—	37,066	4,832	—	41,898
Loss on debt extinguishment	—	—	362	—	—	362
Other, net	—	—	(6,347)	10,830	—	4,483

Other expense, net	—	—	31,081	15,662	—	46,743

Income before tax	(750)	—	39,600	19,246	—	58,096
Income tax expense	(263)	—	14,036	6,167	—	19,940

Income before from equity in subsidiaries	(487)	—	25,564	13,079	—	38,156
Earnings from equity in subsidiaries	38,472	38,472	12,908	—	(89,852)	—

Net income	37,985	38,472	38,472	13,079	(89,852)	38,156
Income attributable to noncontrolling interest	—	—	—	171	—	171

Net income attributable to stockholders	$37,985	38,472	38,472	12,908	(89,852)	37,985

Unaudited Condensed Consolidating Statements of Comprehensive Income

Quarter and Six Months Ended June 28, 2015 and June 29, 2014

(In thousands)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
For the quarter ended June 28, 2015
Net income	$44,109	44,109	59,925	13,515	(117,468)	44,190
Other comprehensive income, net of tax:
Foreign currency translation	3,948	3,992	3,992	3,252	(11,236)	3,948

Comprehensive income	48,057	48,101	63,917	16,767	(128,704)	48,138
Less comprehensive income attributable to noncontrolling interest	—	—	—	67	—	67

Comprehensive income attributable to stockholders	$48,057	48,101	63,917	16,700	(128,704)	48,071

For the quarter ended June 29 , 2014
Net income	$15,383	15,870	15,870	5,089	(36,752)	15,460
Other comprehensive income, net of tax:
Foreign currency translation	2,577	2,577	2,577	2,227	(7,381)	2,577

Comprehensive income	17,960	18,447	18,447	7,316	(44,133)	18,037
Less comprehensive income attributable to noncontrolling interest	—	—	—	74	—	74

Comprehensive income attributable to stockholders	$17,960	18,447	18,447	7,242	(44,133)	17,963

For the six months ended June 28, 2015
Net income	$76,550	76,550	110,193	23,474	(210,001)	76,766
Other comprehensive loss, net of tax:
Foreign currency translation	(11,783)	(12,043)	(12,043)	(9,646)	33,732	(11,783)

Comprehensive income	64,767	64,507	98,150	13,828	(176,269)	64,983
Less comprehensive income attributable to noncontrolling interest	—	—	—	212	—	212

Comprehensive income attributable to stockholders	$64,767	64,507	98,150	13,616	(176,269)	64,771

For the six months ended June 29, 2014
Net income	$37,985	38,472	38,472	13,079	(89,852)	38,156
Other comprehensive income, net of tax:
Foreign currency translation	1,760	1,760	1,760	1,867	(5,387)	1,760

Comprehensive income	39,745	40,232	40,232	14,946	(95,239)	39,916
Less comprehensive income attributable to noncontrolling interest	—	—	—	198	—	198

Comprehensive income attributable to stockholders	$39,745	40,232	40,232	14,748	(95,239)	39,718

Unaudited Condensed Consolidating Statements of Cash Flows

Six Months Ended June 28, 2015 and June 29, 2014

(In thousands)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
For the six months ended June 28, 2015
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$6,751	(38,731)	112,815	36,836	—	117,671

Cash flows from investing activities:
Capital expenditures	—	(91)	(90,864)	(24,002)	—	(114,957)
Proceeds from sale of fixed assets	—	—	1,125	171	—	1,296
Capitalized patent costs	—	—	(182)	—	—	(182)
Intercompany activity	(253)	21,691	—	—	(21,438)	—

Net cash (used for) provided by investing activities	(253)	21,600	(89,921)	(23,831)	(21,438)	(113,843)

Cash flows from financing activities:
Dividends	(6,035)	—	—	—	—	(6,035)
Stock-based compensation activity, net	(141)	—	—	—	—	(141)
Borrowings of revolving lines of credit	—	14,300	—	—	—	14,300
Repayments of revolving lines of credit	—	(14,300)	(268)	—	—	(14,568)
Proceeds from long-term debt	—	1,326,625	—	—	—	1,326,625
Payments on long-term debt	—	(1,360,000)	(154)	—	—	(1,360,154)
Other debt, net	—	—	(1,667)	119	—	(1,548)
Payment of debt issue costs	—	(149)	—	—	—	(149)
Payment of offering related costs	(108)	—	—	—	—	(108)
Intercompany activity	—	—	(20,169)	(1,269)	21,438	—

Net cash used for financing activities	(6,284)	(33,524)	(22,258)	(1,150)	21,438	(41,778)
Effect of exchange rates on cash	—	—	—	(5,875)	—	(5,875)

Net increase (decrease) in cash and cash equivalents	$214	(50,655)	636	5,980	—	(43,825)

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	$1	52,253	3,182	101,062	—	156,498
Net increase (decrease) in cash and cash equivalents	214	(50,655)	636	5,980	—	(43,825)

Cash and cash equivalents, end of period	$215	1,598	3,818	107,042	—	112,673

For the six months ended June 29, 2014
Cash flows from operating activities:
Net cash provided by operating activities	$263	—	55,793	55,602	—	111,658

Cash flows from investing activities:
Capital expenditures	—	—	(43,861)	(14,212)	—	(58,073)
Proceeds from sale of fixed assets	—	—	258	13	—	271
Capitalized patent costs	—	—	(165)	—	—	(165)
Grede Transaction, net of cash acquired	—	—	(812,578)	(17,078)	—	(829,656)
Intercompany activity	(263)	—	—	—	263	—

Net cash used for investing activities	(263)	—	(856,346)	(31,277)	263	(887,623)

Cash flows from financing activities:
Dividends	—	—	(111,259)	—	—	(111,259)
Other stock activity	—	—	(2,449)	—	—	(2,449)
Proceeds from stock issuance	—	—	242,885	15,668	—	258,553
Borrowings of revolving lines of credit	—	—	238,597	—	—	238,597
Repayments of revolving lines of credit	—	—	(228,200)	(2,300)	—	(230,500)
Proceeds from long-term debt	—	—	715,000	—	—	715,000
Payments on long-term debt	—	—	(10,974)	—	—	(10,974)
Other debt, net	—	—	(3,653)	(113)	—	(3,766)
Payment of debt issue costs	—	—	(20,231)	—	—	(20,231)
Intercompany activity	—	—	1,976	(1,713)	(263)	—

Net cash provided by financing activities	—	—	821,692	11,542	(263)	832,971
Effect of exchange rates on cash	—	—	—	828	—	828

Net increase in cash and cash equivalents	$—	—	21,139	36,695	—	57,834

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	$—	—	720	67,504	—	68,224
Net increase in cash and cash equivalents	—	—	21,139	36,695	—	57,834

Cash and cash equivalents, end of period	$—	—	21,859	104,199	—	126,058

(21) Subsequent events

On July 29, 2015 our board of directors declared a dividend of $0.09 per share. The dividend is payable August 31, 2015 to stockholders of record as of August 17, 2015.

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

Overview

We are a leading provider of highly-engineered components for use in powertrain and safety-critical applications for the global light, commercial and industrial vehicle markets. We produce these components using complex metal-forming manufacturing technologies and processes for a global customer base of vehicle original equipment manufacturers and tier 1 suppliers. We are headquartered in Plymouth, Michigan, and our manufacturing is conducted in 56 production facilities located throughout North and South America, Europe and Asia.

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

Results of Operations

Quarter Ended June 28, 2015 compared to Quarter Ended June 29, 2014

The following table sets forth our statement of operations for the periods presented.

	Quarter Ended
	June 28, 2015	June 29, 2014
	(In millions)
Net sales	$800.2	641.3
Cost of sales	658.1	537.2

Gross profit	142.1	104.1
Selling, general and administrative expenses	57.8	40.4
Acquisition costs	—	13.0

Operating income	84.3	50.7
Interest expense, net	26.9	22.6
Loss on debt extinguishment	0.4	—
Other, net	(1.3)	3.2

Income before taxes	58.3	24.9
Income tax provision	14.2	9.4

Net income	44.1	15.5
Income attributable to noncontrolling interests	—	0.1

Net income attributable to stockholders	$44.1	15.4

The quarter ended June 28, 2015 includes three months of results for our Grede segment. The quarter ended June 29, 2014 only includes one month of results for our Grede segment as the Grede Transaction occurred in June 2014.

Net Sales

Net sales were $800.2 million for the quarter ended June 28, 2015 as compared to $641.3 million for the quarter ended June 29, 2014, an increase of $158.9 million. This increase was primarily driven by the impact of the additional two months of Grede segment results of $165.1 million and increased volumes partially offset by foreign currency movements of $20.9 million and lower raw material surcharge pass-through of $14.6 million.

The following table sets forth our net sales by segment for the quarters ended June 28, 2015 and June 29, 2014:

	Quarter Ended		Increase	Percent
	June 28, 2015	June, 29, 2014	(Decrease)	Change
	(In millions)
HHI segment	$262.1	251.0	11.1	4.4%
Metaldyne segment	300.7	309.3	(8.6)	(2.8%)
Grede segment	237.4	81.0	156.4

Total	$800.2	641.3	158.9

The increase in HHI net sales was primarily attributable to increased volumes due to higher North American light vehicle production levels and net price increases partially offset by lower raw material surcharge pass-through.

The decrease in Metaldyne net sales was primarily attributable to foreign currency movements, net price decreases and lower raw material pass-through partially offset by increased volumes due to higher North American and European light vehicle production levels.

The increase in Grede net sales was primarily attributable to the additional two months of results included in the quarter ended June 28, 2015.

Cost of Sales

Cost of sales was $658.1 million for the quarter ended June 28, 2015 as compared to $537.2 million for the quarter ended June 29, 2014, an increase of $120.9 million. This increase was primarily driven by the impact of the additional two months of Grede segment results of $137.7 million, lower scrap sales and higher wages, benefits and utilities. These increases were partially offset by foreign currency movements of $18.7 million, lower raw material surcharge pass-through of $15.0 million, net manufacturing cost reductions and lower depreciation.

The following table sets forth our cost of sales by segment for the quarters ended June 28, 2015 and June 29, 2014:

	Quarter Ended		Increase	Percent
	June 28, 2015	June 29, 2014	(Decrease)	Change
	(In millions)
HHI segment	$208.5	204.7	3.8	1.9%
Metaldyne segment	248.3	261.3	(13.0)	(5.0%)
Grede segment	201.3	71.2	130.1

Total	$658.1	537.2	120.9

The increase in HHI cost of sales is primarily due to increased volumes, lower scrap sales and higher wages, benefits and utilities partially offset by lower raw material surcharge pass-through and net manufacturing cost savings.

The decrease in Metaldyne cost of sales was primarily attributable to foreign currency movements, lower depreciation and raw material surcharge pass-through partially offset by increased volumes and higher wages, benefits and utilities.

The increase in Grede cost of sales was primarily attributable to the additional two months of results included in the quarter ended June 28, 2015.

Gross Profit

Gross profit was $142.1 million for the quarter ended June 28, 2015 as compared to $104.1 million for the quarter ended June 29, 2014, an increase of $38.0 million. This increase was primarily driven by the impact of the additional two months of Grede segment results of $27.4 million, increased volumes, net manufacturing cost reductions and lower depreciation. These increases were partially offset by lower scrap sales of $3.1 million primarily driven by the decline in the scrap metal market, in addition to the factors discussed above.

The following table sets forth our gross profit by segment for the quarters ended June 28, 2015 and June 29, 2014:

	Quarter Ended		Increase	Percent
	June 28, 2015	June 29, 2014	(Decrease)	Change
	(In millions)
HHI segment	$53.6	46.3	7.3	15.8%
Metaldyne segment	52.4	48.0	4.4	9.2%
Grede segment	36.1	9.8	26.3

Total	$142.1	104.1	38.0

The increase in HHI gross profit was primarily attributable to increased sales volumes, net manufacturing cost savings and net price increases. These increases were partially offset by lower scrap sales and higher wages, benefits and utilities.

The increase in Metaldyne gross profit was primarily attributable to increased sales volumes and lower depreciation, partially offset by foreign currency movements, net price decreases and higher wages, benefits and utilities.

The increase in Grede gross profit was primarily attributable to the additional two months of results included in the quarter ended June 28, 2015.

Operating Income

Operating income was $84.3 million for the quarter ended June 28, 2015 as compared to $50.7 million for the quarter ended June 29, 2014, an increase of $33.6 million. This increase was primarily driven by the impact of $13.0 million of acquisition related costs incurred in June 2014 resulting from the Grede acquisition, the additional two months of Grede segment results of $11.2 million in the quarter ended June 28, 2015 and the increase in gross profit due to the factors discussed above. These increases were partially offset by additional costs associated with being a public company, including higher professional fees.

The following table sets forth our operating income by segment for the quarters ended June 28, 2015 and June 29, 2014:

	Quarter Ended		Increase	Percent
	June 28, 2015	June 29, 2014	(Decrease)	Change
	(In millions)
HHI segment	$38.0	30.8	7.2	23.4%
Metaldyne segment	34.5	30.7	3.8	12.4%
Grede segment	11.8	(10.8)	22.6

Total	$84.3	50.7	33.6

The increase in HHI operating income was primarily attributable to the increase in gross profit and decrease in stock-based compensation, partially offset by higher professional fees.

The increase in Metaldyne operating income was primarily attributable to the increase in gross profit partially offset by increased stock-based compensation and higher professional fees.

The increase in Grede operating income was primarily attributable to the additional two months of results included in the quarter ended June 28, 2015.

Interest Expense, Net

Interest expense, net was $26.9 million for the quarter ended June 28, 2015 as compared to $22.6 million for the quarter ended June 29, 2014, an increase of $4.3 million. The increase in interest expense, net reflected higher average outstanding borrowings including the additional debt associated with the Grede Transaction in June 2014, increased indebtedness used to fund the return of capital to our stockholders, and higher overall interest rates due to the issuance of our Registered Notes in the fourth quarter of 2014.

Other, Net

Other, net was $1.3 million of income for the quarter ended June 28, 2015 as compared to expense of $3.2 million for the quarter ended June 29, 2014, a favorable change of $4.5 million. The change in other, net was primarily due to a $5.6 million increase in foreign currency transaction gains.

Income Taxes

The income tax provision for the quarter ended June 28, 2015 was $14.2 million as compared to $9.4 million for the quarter ended June 29, 2014. The $4.8 million increase was primarily attributable to higher income before taxes due to the factors discussed above, partially offset by a lower effective tax rate. Our effective tax rate decreased year over year primarily due to a $3.1 million tax benefit that was recorded in the quarter ended June 28, 2015, relating to the enactment of Senate Bill 441 in the state of Indiana, eliminating the throwback rule for calculating state income tax expense. In addition, income tax expense for the quarter ended June 29, 2014 included a tax expense of $1.3 million for establishing a valuation allowance against loss carryforwards of our Brazilian subsidiary, of which $0.9 million represents a discrete tax expense. Our effective tax rate for the quarter ended June 28, 2015 and June 29, 2014 was 24.2% and 37.8%, respectively.

Net Income Attributable to Stockholders

Net income attributable to stockholders was $44.1 million, or 5.5% of net sales for the quarter ended June 28, 2015, as compared to $15.4 million, or 2.4% of net sales for the quarter ended June 29, 2014, an increase of $28.7 million. The increase was primarily attributable to the factors discussed above.

Adjusted EBITDA

Management’s assessment of performance includes an evaluation of Adjusted EBITDA. The following table sets forth Adjusted EBITDA by segment.

	Quarter Ended
	June 28, 2015	June 29, 2014
	(In millions)
Adjusted EBITDA
HHI segment	$59.3	54.6
Metaldyne segment	56.4	56.3
Grede segment	37.9	12.1

Total	$153.6	123.0

The following table sets forth the reconciliation between Adjusted EBITDA and net income, the most directly comparable GAAP measure:

	Quarter Ended
	June 28, 2015	June 29, 2014
	(In millions)
Net income	$44.1	15.5
Income tax expense	14.2	9.4
Interest expense, net	26.9	22.6
Depreciation and amortization	58.8	47.8
(Gain) loss on foreign currency	(3.9)	1.8
Loss on fixed assets	0.2	0.5
Loss on debt extinguishment	0.4	—
Debt transaction expenses	1.6	1.6
Stock-based compensation	4.2	3.3
Sponsor management fees	—	1.2
Non-recurring acquisition and purchase accounting related items	0.4	18.1
Non-recurring operational items	6.7	1.2

Adjusted EBITDA	$153.6	123.0

EBITDA is calculated as net income before interest expense, income tax expense (benefit) and depreciation and amortization. Adjusted EBITDA is calculated as EBITDA adjusted for:

•	(gain) loss on foreign currency;

•	(gain) loss on fixed assets;

•	debt transaction expenses;

•	stock-based compensation;

•	sponsor management fees;

•	non-recurring acquisition and purchase accounting related items; and

•	non-recurring operational items, including impairment and costs associated with closing the Berlin, Wisconsin facility.

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

Six Months Ended June 28, 2015 compared to Six Months Ended June 29, 2014

The following table sets forth our statement of operations for the periods presented.

	Six Months Ended
	June 28, 2015	June 29, 2014
	(In millions)
Net sales	$1,565.4	1,181.8
Cost of sales	1,294.8	994.4

Gross profit	270.6	187.4
Selling, general and administrative expenses	114.0	69.6
Acquisition costs	—	13.0

Operating income	156.6	104.8
Interest expense, net	54.5	42.0
Loss on debt extinguishment	0.4	0.3
Other, netapplications	(6.5)	4.4

Income before taxes	108.2	58.1
Income tax provision	31.5	19.9

Net income	76.7	38.2
Income attributable to noncontrolling interests	0.2	0.2

Net income attributable to stockholders	$76.5	38.0

Net Sales

Net sales were $1,565.4 million for the six months ended June 28, 2015 as compared to $1,181.8 million for the six months ended June 29, 2014, an increase of $383.6 million. This increase was primarily driven by the impact of the additional five months of Grede segment results of $408.6 million and increased volumes partially offset by foreign currency movements of $39.3 million, lower raw material surcharge pass-through of $19.5 million and net price decreases.

The following table sets forth our net sales by segment for the six months ended June 28, 2015 and June 29, 2014:

	Six Months Ended		Increase	Percent
	June 28, 2015	June 29, 2014	(Decrease)	Change
	(In millions)
HHI segment	$506.2	493.1	13.1	2.7%
Metaldyne segment	578.4	607.7	(29.3)	(4.8%)
Grede segment	480.8	81.0	399.8

Total	$1,565.4	1,181.8	383.6

The increase in HHI net sales was primarily attributable to increased volumes due to higher North American light vehicle production levels partially offset by lower raw material surcharge pass-through.

The decrease in Metaldyne net sales was primarily attributable to foreign currency movements, net price decreases and lower raw material pass-through partially offset by increased volumes due to higher North American and European light vehicle production levels.

The increase in Grede net sales was primarily attributable to the additional five months of results included in the six months ended June 28, 2015.

Cost of Sales

Cost of sales was $1,294.8 million for the six months ended June 28, 2015 as compared to $994.4 million for the six months ended June 29, 2014, an increase of $300.4 million. This increase was primarily driven by the impact of the additional five months of Grede segment results of $337.6 million, lower scrap sales and higher wages, benefits and utilities. These increases were partially offset by foreign currency movements of $34.7 million, lower raw material surcharge pass-through of $17.9 million, net manufacturing cost reductions and lower depreciation.

The following table sets forth our cost of sales by segment for the six months ended June 28, 2015 and June 29, 2014:

	Six Months Ended		Increase	Percent
	June 28, 2015	June 29, 2014	(Decrease)	Change
	(In millions)
HHI segment	$410.2	407.4	2.8	0.7%
Metaldyne segment	483.4	515.8	(32.4)	(6.3%)
Grede segment	401.2	71.2	330.0

Total	$1,294.8	994.4	300.4

The increase in HHI cost of sales is primarily due to increased volumes, lower scrap sales and higher wages, benefits and utilities partially offset by lower raw material surcharge pass-through and net manufacturing cost savings.

The decrease in Metaldyne cost of sales was primarily attributable to foreign currency movements, lower depreciation and raw material surcharge pass-through partially offset by increased volumes and higher wages, benefits and utilities.

The increase in Grede cost of sales was primarily attributable to the additional five months of results included in the six months ended June 28, 2015.

Gross Profit

Gross profit was $270.6 million for the six months ended June 28, 2015 as compared to $187.4 million for the six months ended June 29, 2014, an increase of $83.2 million. This increase was primarily driven by the impact of the additional five months of Grede segment results of $70.9 million, increased volumes, net manufacturing cost reductions and lower depreciation. These increases were partially offset by lower scrap sales of $5.8 million and the timing of raw material surcharge pass-through both primarily driven by the decline in the scrap metal market, in addition to the factors discussed above.

The following table sets forth our gross profit by segment for the six months ended June 28, 2015 and June 29, 2014:

	Six Months Ended		Increase	Percent
	June 28, 2015	June 29, 2014	(Decrease)	Change
	(In millions)
HHI segment	$96.0	85.7	10.3	12.0%
Metaldyne segment	95.0	91.9	3.1	3.4%
Grede segment	79.6	9.8	69.8

Total	$270.6	187.4	83.2

The increase in HHI gross profit was primarily attributable to increased sales volumes and manufacturing cost savings partially offset by lower scrap sales, the timing of raw material surcharge pass-through, and increased wages, benefits and utilities.

The increase in Metaldyne gross profit was primarily attributable to lower depreciation and increased sales volumes partially offset by net price decreases, foreign currency movements and higher, wages and utilities.

The increase in Grede gross profit was primarily attributable to the additional five months of results included in the six months ended June 28, 2015.

Operating Income

Operating income was $156.6 million for the six months ended June 28, 2015 as compared to $104.8 million for the six months ended June 29, 2014, an increase of $51.8 million. This increase was primarily driven by the impact of the additional five months of Grede segment results of $30.6 million, $13.0 million of acquisition related costs incurred in June 2014 resulting from the Grede acquisition, and the increase in gross profit due to the factors discussed above. These increases were partially offset by higher stock-based compensation and additional costs associated with being a public company, including higher professional fees.

The following table sets forth our operating income by segment for the six months ended June 28, 2015 and June 29, 2014:

	Six Months Ended		Increase	Percent
	June 28, 2015	June 29, 2014	(Decrease)	Change
	(In millions)
HHI segment	$64.5	56.6	7.9	14.0%
Metaldyne segment	60.8	59.0	1.8	3.1%
Grede segment	31.3	(10.8)	42.1

Total	$156.6	104.8	51.8

The increase in HHI operating income was primarily attributable to the increase in gross profit partially offset by higher professional fees.

The decrease in Metaldyne operating income was primarily attributable to the increase in gross profit partially offset by increased stock-based compensation and higher professional fees.

The increase in Grede operating income was primarily attributable to the additional five months of results included in the six months ended June 28, 2015.

Interest Expense, Net

Interest expense, net was $54.5 million for the six months ended June 28, 2015 as compared to $42.0 million for the six months ended June 29, 2014, an increase of $12.5 million. The increase in interest expense, net reflected higher average outstanding borrowings including the additional debt associated with the Grede Transaction in June 2014, increased indebtedness used to fund the return of capital to our stockholders, and higher overall interest rates due to the issuance of our Registered Notes in the fourth quarter of 2014, partially offset by lower amortization of debt issue costs.

Other, Net

Other, net was $6.5 million of income for the six months ended June 28, 2015 as compared to expense of $4.4 million for the six months ended June 29, 2014, a favorable change of $10.9 million. The change in other, net was primarily due to a $10.5 million increase in foreign currency transaction gains.

Income Taxes

The income tax provision for the six months ended June 28, 2015 and June 29, 2014 was $31.5 million and $19.9 million, respectively. The $11.6 million increase was primarily attributable to higher income before taxes due to the factors discussed above, partially offset by a lower effective tax rate. Our effective tax rate decreased year over year primarily due to a $3.1 million tax benefit that was recorded in the six months ended June 28, 2015, relating to the enactment of Senate Bill 441 in the state of Indiana, eliminating the throwback rule for calculating state income tax expense. In addition, income tax expense for the six months ended June 29, 2014 included a tax expense of $1.3 million for establishing a valuation allowance against loss carryforwards of our Brazilian subsidiary, of which $0.9 million represents a discrete tax expense. Our effective tax rate for the six months ended June 28, 2015 and June 29, 2014 was 29.1% and 34.3%, respectively.

Net Income Attributable to Stockholders

Net income attributable to stockholders was $76.5 million, or 4.9% of net sales for the six months ended June 28, 2015, as compared to $38.0 million, or 3.2% of net sales for the six months ended June 29, 2014, an increase of $38.5 million. The increase was primarily attributable to the factors discussed above.

Adjusted EBITDA

Management’s assessment of performance includes an evaluation of Adjusted EBITDA. The following table sets forth Adjusted EBITDA by segment.

	Six Months Ended
	June 28, 2015	June 28, 2014
	(In millions)
Adjusted EBITDA
HHI segment	$106.1	101.0
Metaldyne segment	103.5	109.6
Grede segment	76.6	12.1

Total	$286.2	222.7

The following table sets forth the reconciliation between Adjusted EBITDA and net income, the most directly comparable GAAP measure:

	Six Months Ended
	June 28, 2015	June 29, 2014
	(In millions)
Net income	$76.7	38.2
Income tax expense	31.5	19.9
Interest expense, net	54.5	42.0
Depreciation and amortization	115.2	90.5
(Gain) loss on foreign currency	(8.9)	1.7
Loss on fixed assets	0.4	1.2
Loss on debt extinguishment	0.4	0.3
Debt transaction expenses	1.7	2.8
Stock-based compensation	7.5	4.6
Sponsor management fees	—	2.2
Non-recurring acquisition and purchase accounting related items	0.1	18.1
Non-recurring operational items	7.1	1.2

Adjusted EBITDA	$286.2	222.7

Liquidity and Capital Resources

As of June 28, 2015, we had cash and cash equivalents of $112.7 million and total indebtedness, inclusive of capitalized lease obligations, of $1,923.2 million. We also have access to additional liquidity pursuant to the terms of our revolving credit facility. As of June 28, 2015, $235.1 million was available on our revolving credit facility after giving effect to letters of credit of $14.9 million.

As of June 28, 2015, $97.5 million of cash and cash equivalents were held by certain foreign subsidiaries whose earnings are reinvested indefinitely. We make this assertion based on the operational and investing needs of the foreign locations and our ability to fund our U.S. operations and obligations from domestic cash flow and capital resources. Based on this assertion, no provision has been made for U.S. income taxes, which would be assessed upon repatriation of the foreign earnings.

The Company has been assigned the following credit ratings and outlook by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”):

	Moody’s	S&P
Corporate	B1	BB-
Revolving credit facility	Ba3	BB+
U.S. Dollar term loan	Ba3	BB+
Euro term loan	Ba3	BB+
Registered Notes	B3	B+
Outlook	Stable	Stable

In March 2015, our board of directors authorized and the Company made a voluntary prepayment of $10.0 million on our term loan facility.

On May 8, 2015, the Company amended and restated its senior credit facilities to reduce the applicable interest rates on our term loan facility and to convert a portion of the liability from U.S. Dollar denominated debt to Euro denominated debt.

The revised terms were as follows:

	Principal	Interest Rate
	(In thousands)
U.S. Dollar denominated	$1,072,574	Libor, bearing a 1% floor, plus an applicable margin of 2.75%
Euro denominated (€225,000)	255,328	Euribor, bearing a 1% floor, plus an applicable margin of 2.75%

Total	$1,327,902

The above terms reduced the stated interest rate on our term loan facility by 0.5 percentage points. The Euro denominated tranche was issued at an original issuance discount of 0.5%, or $1.3 million. The Company also paid fees to third parties totaling $1.8 million. All other terms on the senior credit facilities remain substantially unchanged.

In June 2015, the board of directors authorized and the Company made a voluntary prepayment of $20.0 million on our U.S. Dollar denominated term loan.

Included in our total indebtedness are senior notes with an aggregate principal amount of $600.0 million (the “Senior Notes”). In June 2015, the Company completed an offer to exchange notes registered with the SEC (the “Registered Notes”) for its original senior notes that were not registered with the SEC. The Registered Notes have substantially identical terms as the senior notes. The exchange offer was made pursuant to a prospectus included in a Registration Statement on Form S-4 that was filed with the SEC on May 1, 2015 and declared effective by the SEC on May 8, 2015. As of the exchange offer expiration on June 8, 2015, all of the outstanding original senior notes were tendered and exchanged for Registered Notes.

On March 10, 2015, our board of directors declared a dividend of $0.09 per share. The dividend was paid on May 26, 2015 to stockholders of record as of May 12, 2015.

On July 29, 2015 our board of directors declared a dividend of $0.09 per share. The dividend is payable August 31, 2015 to stockholders of record as of August 17, 2015.

Cash Flows

The following tables provide a summary of cash flows from operating, investing and financing activities for the periods presented:

	Six Months Ended
	June 28, 2015	June 29, 2014
	(In millions)
Cash flows from operating activities	$117.7	111.6
Cash flows from investing activities	(113.8)	(887.6)
Cash flows from financing activities	(41.8)	833.0
Effect of exchange rates on cash	(5.9)	0.8

Net increase (decrease) in cash and cash equivalents	$(43.8)	57.8

For the six months ended June 28, 2015, cash flows from operating activities reflected results of operations exclusive of non-cash income and expenses, primarily depreciation and amortization, and stock-based compensation expense, and a net decrease in working capital. For the six months ended June 29, 2014, cash flows from operating activities reflected results of operations exclusive of non-cash income and expenses, primarily depreciation and amortization less the change in deferred income taxes, partially offset by an increase in working capital.

For the six months ended June 28, 2015, cash flows from investing activities primarily reflected capital expenditures of $115.0 million, offset by cash proceeds from the sale of fixed assets. For the six months ended June 29, 2014, cash flows from investing activities primarily reflected the consideration paid for the Grede Transaction, $829.7 million, and capital expenditures.

For six months ended June 28, 2015, cash flows from financing activities primarily reflected the re-pricing of our term loan in May 2015, which resulted in a full repayment of previous our term loan and the borrowing of a new U.S. Dollar term loan and a new Euro term loan. Also reflected in cash flows from financing activities were a $20.0 million prepayment made on our new U.S. Dollar term loan, a $10.0 million dollar prepayment made on our previous term loan, and a $6.0 million dividend paid to common stockholders. For the six months ended June 29, 2014, the cash flows from financing activities primarily reflected the issuance of a $600.0 million term loan and a capital contribution of $258.6 million to fund the Grede Transaction and debt issuance costs paid. Additionally, HHI borrowed $115.0 million to fund a dividend to the HHI stockholders of $111.3 million.

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

The Euro denominated debt is subject to transaction gains and losses each period. The following table sets forth a sensitivity analysis of the effect a hypothetical change in the U.S. dollar to Euro exchange rate would have on the carrying value of our Euro denominated debt as of June 28, 2015:

Change in exchange rate:	10% increase in U.S. dollar to Euro exchange rate	10% decrease in U.S. dollar to Euro exchange rate
	(In millions)
Resulting change in carrying value of Euro denominated debt	$(25.1)	$25.1

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

As of June 28, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 28, 2015, because we continued to have a material weakness in our internal controls related to inadequate controls around program change, system access, computer operations, and system development for certain IT systems that management relies upon for preparation and review of financial information.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above under “Remediation Efforts to Address Material Weakness” there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(e) under the Exchange Act, during the quarter ended June  28, 2015.

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

Metaldyne Performance Group Inc.

/s/ George Thanopoulos George Thanopoulos	Chief Executive Officer (Principal Executive Officer)	August 4, 2015

/s/ Mark Blaufuss Mark Blaufuss	Chief Financial Officer (Principal Financial and Accounting Officer)	August 4, 2015