Form 10-Q
period 2015-09-27
Metaldyne Performance Group Inc.
filed 2015-11-03
CIK 1616817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number: 1-36774

Metaldyne Performance Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1420222
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

One Towne Square, Suite 550, Southfield, MI	48076
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 727-1829

47659 Halyard Dr., Plymouth, MI 48170

(Former Address, if Changed Since Last Report)

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

As of October 30, 2015 the registrant had 67,600,953 shares of voting common stock outstanding.

METALDYNE PERFORMANCE GROUP INC.

FORM 10-Q

QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

	September 27, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$124,566	156,498
Receivables, net:
Trade	385,010	312,943
Other	32,648	31,943

Total receivables, net	417,658	344,886
Inventories	189,902	204,789
Deferred income taxes	8,078	12,435
Prepaid expenses	12,758	13,004
Other assets	14,258	14,524

Total current assets	767,220	746,136
Property and equipment, net	759,313	750,181
Goodwill	907,716	907,716
Amortizable intangible assets, net	726,332	778,457
Deferred income taxes, noncurrent	2,384	1,359
Other assets	39,016	40,763

Total assets	$3,201,981	3,224,612

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$249,196	285,468
Accrued compensation	54,958	50,952
Accrued liabilities	95,735	79,934
Short-term debt	1,650	1,572
Current maturities, long-term debt and capital lease obligations	15,074	16,497

Total current liabilities	416,613	434,423
Long-term debt, less current maturities	1,859,422	1,920,310
Capital lease obligations, less current maturities	22,422	23,425
Deferred income taxes	231,113	260,703
Other long-term liabilities	55,749	60,789

Total liabilities	2,585,319	2,699,650

Stockholders’ equity:
Common stock: par $0.001, 400,000 authorized, and 67,592 and 67,075 issued and outstanding, respectively	68	67
Paid-in capital	846,149	827,307
Accumulated deficit	(177,203)	(269,663)
Accumulated other comprehensive loss	(55,136)	(35,248)

Total equity attributable to stockholders	613,878	522,463
Noncontrolling interest	2,784	2,499

Total stockholders’ equity	616,662	524,962

Total liabilities and stockholders’ equity	$3,201,981	3,224,612

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

	Quarter Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014

Net sales	$746,640	772,967	2,312,042	1,954,829
Cost of sales	620,399	655,525	1,915,199	1,649,942

Gross profit	126,241	117,442	396,843	304,887
Selling, general and administrative expenses	64,714	64,694	178,769	134,254
Acquisition costs	—	—	—	13,046

Operating income	61,527	52,748	218,074	157,587
Interest expense, net	26,061	28,412	80,518	70,310
Loss on debt extinguishment	—	—	368	362
Other, net	(1,661)	(11,571)	(8,172)	(7,088)

Other expense, net	24,400	16,841	72,714	63,584

Income before tax	37,127	35,907	145,360	94,003
Income tax expense	8,808	11,196	40,275	31,136

Net income	28,319	24,711	105,085	62,867

Income attributable to noncontrolling interest	114	110	330	281

Net income attributable to stockholders	$28,205	24,601	104,755	62,586

Weighted average shares outstanding	67,306	67,075	67,154	67,075
Cash dividends declared per share	$0.09	—	0.18	—
Net income per share attributable to stockholders:
Basic	0.42	0.37	1.56	0.93
Diluted	0.41	0.36	1.52	0.92

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarter Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014

Net income	$28,319	24,711	105,085	62,867
Other comprehensive loss, net of tax:
Foreign currency translation	(8,307)	(7,867)	(20,090)	(6,107)

Comprehensive income	20,012	16,844	84,995	56,760
Less comprehensive income attributable to noncontrolling interest	73	89	285	287

Comprehensive income attributable to stockholders	$19,939	16,755	84,710	56,473

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common stock	Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity

Balance, December 31, 2014	$67	827,307	(269,663)	(35,248)	2,499	524,962
Dividends			(12,295)			(12,295)
Stock-based compensation expense		15,379				15,379
Cash settlement of equity awards		(684)				(684)
Issuance of common stock	1	2,488				2,489
Excess tax benefit on stock-based compensation		1,787				1,787
Other stock activity		(20)				(20)
Offering-related costs		(108)				(108)
Net income			104,755		330	105,085
Other comprehensive loss				(20,045)	(45)	(20,090)
Reclassifications, net				157		157

Balance, September 27, 2015	$68	846,149	(177,203)	(55,136)	2,784	616,662

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 27, 2015	September 28, 2014
Cash flows from operating activities:
Net income	$105,085	62,867
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	172,070	152,446
Debt fee amortization	2,372	5,510
Loss on fixed asset dispositions	1,857	1,446
Deferred income taxes	(25,869)	(15,578)
Noncash interest expense	770	706
Stock-based compensation expense	15,379	14,521
Foreign currency adjustment	(3,555)	(10,129)
Other	5,388	1,691
Changes in assets and liabilities:
Receivables, net	(78,263)	(46,713)
Inventories	9,781	(3,318)
Accounts payable, accrued liabilities and accrued compensation	11,206	32,524
Other, current	(704)	(6,885)
Other, non-current	(3,905)	1,478

Net cash provided by operating activities	211,612	190,566
Cash flow from investing activities:
Capital expenditures	(168,667)	(102,216)
Proceeds from sale of fixed assets	3,828	488
Capitalized patent costs	(315)	(243)
Grede Transaction, net of cash acquired	—	(829,656)

Net cash used for investing activities	(165,154)	(931,627)
Cash flows from financing activities:
Dividends	(12,100)	(111,259)
Other stock activity	—	(2,444)
Proceeds from stock issuance	2,489	260,473
Excess tax benefit on stock-based compensation	1,787	—
Cash settlement of equity awards	(684)	—
Borrowings of revolving lines of credit	14,300	364,128
Payments of revolving lines of credit	(14,568)	(361,510)
Proceeds of long-term debt	1,326,625	715,000
Payments on long-term debt	(1,385,154)	(13,028)
Payment of debt issue costs	(149)	(20,231)
Other debt, net	(1,981)	(5,487)
Payment of offering related costs	(108)	—

Net cash (used) provided by financing activities	(69,543)	825,642
Effect of exchange rates on cash	(8,847)	(3,866)

Net (decrease) increase in cash and cash equivalents	$(31,932)	80,715

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	$156,498	68,224
Net (decrease) increase in cash and cash equivalents	(31,932)	80,715

Cash and cash equivalents, end of period	$124,566	148,939

Supplementary cash flow information:
Cash paid for income taxes, net	$49,224	52,737
Cash paid for interest	66,148	44,095
Noncash transactions:
Capital expenditures in accounts payables	16,544	12,248
Dividends declared on restricted stock awards, not yet vested	195	—

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

Metaldyne Performance Group Inc. is a leading provider of components for use in engine, transmission and driveline (“Powertrain”) and chassis, suspension, steering and brake component (“Safety-Critical”) applications for the global light, commercial and industrial vehicle markets. We produce these components using complex metal-forming manufacturing technologies and processes for a global customer base of vehicle original equipment manufacturers (“OEMs”) and tier 1 suppliers. Our components help OEMs meet fuel economy, performance and safety standards. Our metal-forming manufacturing technologies and processes include aluminum casting, cold, warm and hot forging, iron casting, and powder metal-forming, as well as value-added precision machining and assembly. These technologies and processes are used to create a wide range of customized Powertrain and Safety-Critical components that address requirements for power density (increased component strength to weight ratio), power generation, power/torque transfers, strength, noise, vibration and harshness for our global customer base.

(2) Accounting Policies

Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Metaldyne Performance Group Inc. (the “Company”, “MPG”, “we”, “our”, or “its”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 27, 2015 and December 31, 2014, the results of operations and comprehensive income for the quarters ended September 27, 2015 and September 28, 2014, and the results of operations, comprehensive income, and statement of cash flows for the nine months ended September 27, 2015 and September 28, 2014. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Use of significant estimates and judgments are inherent in the accounting for inventory valuation, accrued expenses, acquisitions, stock-based compensation, income taxes and employee benefit plans, as well as in the testing of goodwill and long-lived assets for potential impairment. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

(3) Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance, as agreed to by the FASB, is effective for the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted on January 1, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the guidance on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Topic 835-30). This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and requires retrospective application. We expect to adopt this guidance when effective. Upon adoption of this guidance, the debt and total assets presented on our balance sheet will be reduced by net debt issuance costs, which totaled $20.3 million as of September 27, 2015.

(4) Acquisitions

Grede was acquired on June 2, 2014 (the “Grede Transaction”). Grede revenues and earnings included in the unaudited consolidated statements of operations subsequent to the Grede Transaction were as follows:

	Quarter Ended September 27, 2015	Quarter Ended September 28, 2014	Nine Months September 27, 2015	Nine Months September 28, 2014
	(In thousands)
Revenues: Net sales	$220,253	250,424	701,073	331,397
Earnings: Income (loss) before tax	7,918	3,273	38,671	(9,986)

Supplemental Pro Forma Information

Pro forma net sales, for the nine months ended September 28, 2014, as if the Grede Transaction had occurred on January 1, 2014, were $2,381.8 million and pro forma income before income taxes was $133.1 million.

(5) Receivables Allowances

Receivables were stated net of the following allowances:

	September 27, 2015	December 31, 2014
	(In thousands)
Doubtful accounts	$1,337	1,488
Pricing accruals and anticipated customer deductions	7,436	4,781
Returns	1,298	1,753

	$10,071	8,022

(6) Inventories

Inventories were as follows:

	September 27, 2015	December 31, 2014
	(In thousands)
Raw materials	$66,166	67,812
Work in process	68,932	69,929
Finished goods	54,804	67,048

Total inventories	$189,902	204,789

(7) Property and Equipment, Net

Accumulated depreciation as of September 27, 2015, and December 31, 2014, was $389.8 million and $283.5 million, respectively.

In June 2015, the Company announced plans to close its Berlin, Wisconsin facility included within the Grede segment. The closure, which is primarily a result of the industrial market slowdown, is expected to be completed by the end of fiscal 2015. In the quarter ended June 28, 2015, the Company recorded a $4.0 million asset impairment charge within cost of sales in conjunction with this announcement.

(8) Amortizable Intangible Assets

The carrying amounts and accumulated amortization of intangible assets were as follows:

	September 27, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer relationships and applications	$745,200	(121,845)	623,355
Other	126,675	(23,698)	102,977

Total	$871,875	(145,543)	726,332

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer relationships and platforms	$745,200	(76,514)	668,686
Other	126,360	(16,589)	109,771

Total	$871,560	(93,103)	778,457

(9) Debt

The carrying value of debt was as follows:

	September 27, 2015	December 31, 2014
	(In thousands)
Short-term debt:
Revolving lines of credit	$—	—
Other short-term debt	1,650	1,572

Total short-term debt	$1,650	1,572

Long-term debt:
Term loan facility	$—	1,340,000
U.S. Dollar term loan	1,027,574	—
Euro term loan	251,798	—
Registered notes	600,000	600,000
Other long-term debt (various interest rates)	410	589

Total	1,879,782	1,940,589
Unamortized discount on term loans	(6,985)	(6,579)
Current maturities	(13,375)	(13,700)

Total long-term debt	$1,859,422	1,920,310

Debt Activity

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

In March 2015, the Company made a voluntary prepayment of $10.0 million on its Term loan facility.

In June and September, 2015, the Company made voluntary prepayments of $20.0 million and $25.0 million, respectively, on its U.S. Dollar term loan.

Accrued interest of $27.1 million and $15.8 million as of September 27, 2015, and December 31, 2014, was reflected in accrued liabilities.

(10) Equity and Dividends

Dividends

On March 10, 2015, our board of directors declared a dividend of $0.09 per share which was paid on May 26, 2015, to stockholders of record as of May 12, 2015.

On July 29, 2015, our board of directors declared a dividend of $0.09 per share which was paid on August 31, 2015, to stockholders of record as of August 17, 2015.

Changes in Accumulated Other Comprehensive Loss, Net of Tax

	Foreign Currency Items	Defined Benefit Items	Total
	(In thousands)

Balance, December 31, 2014	$(27,721)	(7,527)	(35,248)
Other comprehensive loss	(20,045)	—	(20,045)
Reclassifications, net	—	157	157

Balance, September 27, 2015	$(47,766)	(7,370)	(55,136)

(11) Other, net

Included within other, net were the following (income) and expense items:

	Quarter Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)		(In thousands)
Foreign currency gains	$(2,825)	(13,125)	(11,685)	(11,484)
Debt transaction expenses	—	—	1,742	2,836
Other	1,164	1,554	1,771	1,560

Other, net	$(1,661)	(11,571)	(8,172)	(7,088)

(12) Stock-based Compensation

In August 2014, our board of directors approved an equity incentive plan (the “MPG Plan”) for officers, key employees and nonemployees. The MPG Plan permits the grant of equity awards to purchase up to 5.9 million shares of MPG common stock. All awards granted on or after August 4, 2014 were issued under the MPG Plan.

Restricted Shares

In September 2015 and March 2015, the Company granted restricted stock awards and restricted stock unit awards to certain employees and nonemployee directors (collectively, the “Restricted Shares”).

The following table summarizes the terms of the Restricted Shares:

Vesting Terms	Number of Shares	Weighted Average Grant-date Fair Value
	(In thousands)
1/3rd per year on grant-date anniversary	770	$19.58

The Restricted Shares are being expensed based on their grant-date fair value on a straight-line basis over the requisite service period for the entire award. The grant-date fair value was determined using the fair value of the Company’s common stock as of the grant date.

Changes in the number of Restricted Shares outstanding for the nine months ended September 27, 2015 were as follows:

	Number of Restricted Shares	Weighted Average Grant-date Fair Value
	(In thousands)
Balance, December 31, 2014	847	$15.00
Granted	770	19.58
Vested	(71)	15.13
Forfeited	(16)	16.04

Balance, September 27, 2015	1,530	17.29

Options

In March 2015, the Company granted options to certain employees with the following terms:

Vesting Terms	Number of Options	Exercise Price	Contractual Terms
	(In thousands)		(In years)
1/3rd per year on grant-date anniversary	438	$18.90	10

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

Changes in the number of options outstanding for the nine months ended September 27, 2015, were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Balance, December 31, 2014	6,442	$10.54	8.5
Granted	438	18.90	10.0
Forfeited	(32)	8.58	7.8
Exercised	(488)	5.29	7.4

Balance, September 27, 2015	6,360	11.53	7.8	$53.5

Options exercisable, September 27, 2015	2,566	12.03	7.7	20.5

Stock-based Compensation Expense

	Quarter ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)		(In thousands)
Restricted shares	$2,718	—	6,022	—
Options	5,129	9,908	9,357	14,521

Total	$7,847	9,908	15,379	14,521

Compensation expense associated with the outstanding stock-based awards was recognized within selling, general and administrative expense. In July and August 2015, the Company accelerated vesting for certain awards as part of employee retirement agreements, resulting in additional expense related to restricted shares and options of approximately $0.8 million and $3.1 million, respectively, for the three months ended September 27, 2015. Total unrecognized compensation cost related to non-vested awards as of September 27, 2015 was approximately $41.0 million, and is expected to be recognized ratably over the remaining vesting terms.

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

Income tax expense for the quarter ended September 27, 2015 and September 28, 2014 was $8.8 million and $11.2 million, respectively. Income tax expense for the nine months ended September 27, 2015 and September 28, 2014 was $40.3 million and $31.1 million, respectively. The effective income tax rate for the quarter ended September 27, 2015 and September 28, 2014 was 23.7% and 31.2%, respectively. The effective income tax rate for the nine months ended September 27, 2015 and September 28, 2014 was 27.7% and 33.1%, respectively.

The effective income tax rate for the quarter ended September 27, 2015 decreased compared to prior year primarily due to the inclusion of $5.2 million of non-deductible transaction costs and other non-recurring permanent differences in the prior year, in addition to a net change of $0.6 million in discrete items. In addition to the items impacting the quarter, income tax expense for the nine month period ended September 27, 2015 includes a tax benefit of $3.1 million relating to the enactment of Senate Bill 441 in the state of Indiana, eliminating the throwback rule for calculating state income tax expense. Income tax expense for the nine month period ended September 29, 2014 includes a tax expense of $1.3 million for establishing a valuation allowance against loss carryforwards of the Company’s Brazilian subsidiary, of which $0.9 million represents a discrete tax expense. Due to the history of losses at the entity, the Company concluded it was no longer more likely than not that the net deferred tax asset would be realized.

The effective tax rate for the periods ended September 27, 2015 and September 29, 2014 varies from statutory rates primarily due to income taxes on foreign earnings which are taxed at rates different from the U.S. statutory rate and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries.

(14) Retirement Plans

The net expense recognized for the Company’s defined benefit pension plans was $0.3 million for the quarter ended September 28, 2014 and $0.8 million and $1.0 million for the nine months ended September 27, 2015 and September 28, 2014, respectively. There was no net expense recognized for the Company’s defined benefit pension plans for the quarter ended September 27, 2015.

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

(16) Fair Value

	September 27, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Registered notes	$600,000	630,000	600,000	615,000
Term loan facility	—	—	1,333,421	1,343,350
U.S. Dollar term loan	1,021,777	1,026,290	—	—
Euro term loan	250,609	252,113	—	—

The fair values of the Registered Notes and term loans were estimated using quoted market prices. As the markets for this debt are not active, the debt is categorized as Level 2 within the fair value hierarchy.

The fair value of the Company’s other financial instruments, cash and cash equivalents, revolving lines of credit and other long-term debt, are estimated to equal their carrying values due to their nature.

(17) Net Income per Share Attributable to Stockholders (“EPS”)

The Company’s basic and diluted EPS were calculated as follows:

	Quarter Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands except per share amounts)		(In thousands except per share amounts)
Weighted-average shares outstanding
Basic shares	67,306	67,075	67,154	67,075
Equivalent shares for outstanding stock-based compensation awards	1,708	1,640	1,823	835

Diluted shares	69,014	68,715	68,977	67,910

Income attributable to stockholders
Basic EPS attributable to stockholders	$0.42	0.37	1.56	0.93
Diluted EPS attributable to stockholders	0.41	0.36	1.52	0.92

(18) Related Party Transactions

HHI, Metaldyne and Grede were parties to management services agreements with American Securities. These agreements were terminated upon completion of the initial public offering of the Company’s common stock on December 12, 2014. Management fees and expenses totaling $1.0 million and $11.7 million for the quarter and nine months ended September 28, 2014, respectively, were paid to American Securities under the agreements. There were no amounts due to American Securities as of September 27, 2015 and December 31, 2014.

As of September 27, 2015, affiliates of American Securities held 76.0% of the outstanding common stock of the Company.

(19) Segment Information

The Company is organized and operated as three operating segments: the HHI segment, the Metaldyne segment and the Grede segment.

Segment information was as follows:

	Quarter ended September 27, 2015
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Spending	Depreciation/ Amortization
	(In thousands)
HHI	$243,971	2,154	51,250	15,799	20,271
Metaldyne	282,416	319	48,513	21,018	19,140
Grede	220,253	50	29,066	15,688	17,459
Elimination and other	—	(2,523)	—	1,205	—

Total	$746,640	—	128,829	53,710	56,870

	Quarter ended September 28, 2014
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Spending	Depreciation/ Amortization
	(In thousands)
HHI	$236,309	2,546	45,354	13,442	19,632
Metaldyne	286,234	403	49,917	19,815	22,890
Grede	250,424	—	35,031	10,886	19,391
Elimination and other	—	(2,949)	—	—	—

Total	$772,967	—	130,302	44,143	61,913

	Nine months ended September 27, 2015
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Spending	Depreciation/ Amortization
	(In thousands)
HHI	$750,136	6,596	157,358	52,384	58,697
Metaldyne	860,833	943	151,995	59,225	58,662
Grede	701,073	179	105,663	55,762	54,711
Elimination and other	—	(7,718)	—	1,296	—

Total	$2,312,042	—	415,016	168,667	172,070

	Nine months ended September 28, 2014
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Spending	Depreciation/ Amortization
	(In thousands)
HHI	$729,464	7,137	146,390	39,952	58,100
Metaldyne	893,968	802	159,466	48,994	70,073
Grede	331,397	—	47,104	13,270	24,273
Elimination and other	—	(7,939)	—	—	—

Total	$1,954,829	—	352,960	102,216	152,446

Elimination and other above reflects the elimination of intercompany sales.

The reconciliation from the Company’s net income to Adjusted EBITDA was as follows:

	Quarter Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)		(In thousands)
Net income	$28,319	24,711	105,085	62,867
Income tax expense	8,808	11,196	40,275	31,136
Interest expense, net	26,061	28,412	80,518	70,310
Depreciation and amortization	56,870	61,913	172,070	152,446
(Gain) loss on foreign currency	(2,825)	(13,125)	(11,685)	(11,484)
Loss on fixed assets	1,509	261	1,857	1,446
Loss on debt extinguishment	—	—	368	362
Debt transaction expenses	—	—	1,742	2,836
Stock-based compensation	7,847	9,908	15,379	14,521
Sponsor management fees	—	1,500	—	3,653
Non-recurring acquisition and purchase accounting items	1,329	4,619	1,366	22,757
Non-recurring operational items	911	907	8,041	2,110

Adjusted EBITDA	$128,829	130,302	415,016	352,960

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

Unaudited Condensed Consolidating Balance Sheet

September 27, 2015

(In thousands)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets

Current assets:
Cash and cash equivalents	$2,232	5,990	5,088	111,256	—	124,566
Receivables, net:
Trade	—	—	312,320	73,349	(659)	385,010
Other	—	—	66,986	23,893	(58,231)	32,648

Total receivables, net	—	—	379,306	97,242	(58,890)	417,658
Inventories	—	—	144,947	44,955	—	189,902
Deferred income taxes	—	—	4,595	3,483	—	8,078
Prepaid expenses	616	1,676	6,681	3,785	—	12,758
Other assets	102	—	7,278	6,878	—	14,258

Total current assets	2,950	7,666	547,895	267,599	(58,890)	767,220
Property and equipment, net	—	1,583	530,917	226,813	—	759,313
Goodwill	—	—	673,209	234,507	—	907,716
Amortizable intangible assets, net	—	—	575,382	150,950	—	726,332
Deferred income taxes, noncurrent	—	—	108	2,276	—	2,384
Other assets	—	23,210	37,261	13,197	(34,652)	39,016
Intercompany receivables	55,060	1,776,054	1,316	—	(1,832,430)	—
Investment in subsidiaries	600,677	664,885	672,142	—	(1,937,704)	—

Total assets	$658,687	2,473,398	3,038,230	895,342	(3,863,676)	3,201,981

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1	802	177,986	95,823	(25,416)	249,196
Accrued compensation	—	3,240	34,864	16,854	—	54,958
Accrued liabilities	385	28,995	47,689	52,152	(33,486)	95,735
Short-term debt	—	—	—	1,650	—	1,650
Current maturities, long-term debt and capital lease obligations	—	13,244	1,681	149	—	15,074

Total current liabilities	386	46,281	262,220	166,628	(58,902)	416,613
Long-term debt, less current maturities	—	1,859,143	12,827	22,092	(34,640)	1,859,422
Capital lease obligations	—	—	22,402	20	—	22,422
Deferred income taxes	—	—	224,117	6,996	—	231,113
Other long-term liabilities	—	432	29,768	25,549	—	55,749
Intercompany payables	44,423	(33,135)	1,822,011	(869)	(1,832,430)	—

Total liabilities	44,809	1,872,721	2,373,345	220,416	(1,925,972)	2,585,319

Stockholders’ equity:
Total equity attributable to stockholders	613,878	600,677	664,885	672,142	(1,937,704)	613,878
Noncontrolling interest	—	—	—	2,784	—	2,784

Total stockholders’ equity	613,878	600,677	664,885	674,926	(1,937,704)	616,662

Total liabilities and stockholders’ equity	$658,687	2,473,398	3,038,230	895,342	(3,863,676)	3,201,981

Unaudited Condensed Consolidating Balance Sheet

December 31, 2014

(In thousands)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets

Current assets:
Cash and cash equivalents	$1	52,253	3,182	101,062	—	156,498
Receivables, net:
Trade	—	—	253,648	61,805	(2,510)	312,943
Other	—	266	55,750	19,511	(43,584)	31,943

Total receivables, net	—	266	309,398	81,316	(46,094)	344,866
Inventories	—	—	157,379	47,410	—	204,789
Deferred income taxes	—	—	8,560	3,875	—	12,435
Prepaid expenses	600	2,770	6,986	2,648	—	13,004
Other assets	—	—	6,425	8,099	—	14,524

Total current assets	601	55,289	491,930	244,410	(46,094)	746,136
Property and equipment, net	—	—	517,700	232,481	—	750,181
Goodwill	—	—	673,209	234,507	—	907,716
Amortizable intangible assets, net	—	—	616,313	162,144	—	778,457
Deferred income taxes, noncurrent	—	—	—	1,359	—	1,359
Other assets	—	24,581	15,694	13,439	(12,951)	40,763
Intercompany receivables	11,982	1,858,569	—	—	(1,870,551)	—
Investment in subsidiaries	516,381	529,838	656,504	—	(1,702,723)	—

Total assets	$528,964	2,468,277	2,971,350	888,340	(3,632,319)	3,224,612

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	538	197,088	103,662	(15,820)	285,468
Accrued compensation	—	—	36,357	14,595	—	50,952
Accrued liabilities	918	17,937	38,353	53,124	(30,398)	79,934
Short-term debt	—	—	268	1,304	—	1,572
Current maturities, long-term debt and capital lease obligations	—	13,500	(19,034)	22,031	—	16,497

Total current liabilities	918	31,975	253,032	194,716	(46,218)	434,423
Long-term debt, less current maturities	—	1,919,921	12,826	390	(12,827)	1,920,310
Capital lease obligations	—	—	23,384	41	—	23,425
Deferred income taxes	—	—	254,433	6,270	—	260,703
Other long-term liabilities	—	—	32,869	27,920	—	60,789
Intercompany payables	5,583	—	1,864,968	—	(1,870,551)	—

Total liabilities	6,501	1,951,896	2,441,512	229,337	(1,929,596)	2,699,650

Stockholders’ equity:
Total equity attributable to stockholders	522,463	516,381	529,838	656,504	(1,702,723)	522,463
Noncontrolling interest	—	—	—	2,499	—	2,499

Total stockholders’ equity	522,463	516,381	529,838	659,003	(1,702,723)	524,962

Total liabilities and stockholders’ equity	$528,964	2,468,277	2,971,350	888,340	(3,632,319)	3,224,612

Unaudited Condensed Consolidating Statements of Operations

Quarter Ended September 27, 2015 and September 28, 2014

(In thousands)

For the quarter ended September 27, 2015	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	—	605,590	180,925	(39,875)	746,640
Cost of sales	—	—	507,654	152,620	(39,875)	620,399

Gross profit	—	—	97,936	28,305	—	126,241

Selling, general and administrative expenses	—	—	53,835	10,879	—	64,714

Operating profit	—	—	44,101	17,426	—	61,527

Interest expense, net	1	24,801	(1,134)	2,393	—	26,061
Other, net	3	613	(2,254)	(23)	—	(1,661)

Other expense, net	4	25,414	(3,388)	2,370	—	24,400

Income (loss) before tax	(4)	(25,414)	47,489	15,056	—	37,127
Income tax expense (benefit)	—	(8,306)	12,856	4,258	—	8,808

Income (loss) before from equity in subsidiaries	(4)	(17,108)	34,633	10,798	—	28,319

Earnings from equity in subsidiaries	28,209	45,317	10,684	—	(84,210)	—

Net income	28,205	28,209	45,317	10,798	(84,210)	28,319

Income attributable to noncontrolling interest	—	—	—	114	—	114

Net income attributable to stockholders	$28,205	28,209	45,317	10,684	(84,210)	28,205

For the quarter ended September 28, 2014
Net sales	$—	—	616,529	187,905	(31,467)	772,967
Cost of sales	—	—	524,991	162,001	(31,467)	655,525

Gross profit	—	—	91,538	25,904	—	117,442

Selling, general and administrative expenses	(750)	—	53,621	11,823	—	64,694

Operating profit	750	—	37,917	14,081	—	52,748

Interest expense, net	—	—	25,677	2,735	—	28,412
Other, net	—	—	(8,813)	(2,758)	—	(11,571)

Other expense, net	—	—	16,864	(23)	—	16,841

Income before tax	750	—	21,053	14,104	—	35,907
Income tax expense	263	—	10,309	624	—	11,196

Income before from equity in subsidiaries	487	—	10,744	13,480	—	24,711

Earnings from equity in subsidiaries	24,114	24,114	13,370	—	(61,598)	—

Net income	24,601	24,114	24,114	13,480	(61,598)	24,711
Income attributable to noncontrolling interest	—	—	—	110	—	110

Net income attributable to stockholders	$24,601	24,114	24,114	13,370	(61,598)	24,601

Unaudited Condensed Consolidating Statements of Operations

Nine Months Ended September 27, 2015 and September 28, 2014

(In thousands)

For the nine months ended September 27, 2015	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	—	1,856,874	555,667	(100,499)	2,312,042
Cost of sales	—	—	1,549,472	466,226	(100,499)	1,915,199

Gross profit	—	—	307,402	89,441	—	396,843

Selling, general and administrative expenses	—	—	146,040	32,729	—	178,769

Operating profit	—	—	161,362	56,712	—	218,074

Interest expense, net	1	76,502	(3,242)	7,257	—	80,518
Loss on debt extinguishment	—	368	—	—	—	368
Other, net	3	(1,806)	(6,990)	621	—	(8,172)

Other expense, net	4	75,064	(10,232)	7,878	—	72,714

Income (loss) before tax	(4)	(75,064)	171,594	48,834	—	145,360
Income tax expense (benefit)	—	(24,313)	50,026	14,562	—	40,275

Income (loss) before from equity in subsidiaries	(4)	(50,751)	121,568	34,272	—	105,085

Earnings from equity in subsidiaries	104,759	155,510	33,942	—	(294,211)	—

Net income	104,755	104,759	155,510	34,272	(294,211)	105,085
Income attributable to noncontrolling interest	—	—	—	330	—	330

Net income attributable to stockholders	$104,755	104,759	155,510	33,942	(294,211)	104,755

For the nine months ended September 28, 2014	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	—	1,508,123	534,459	(87,753)	1,954,829
Cost of sales	—	—	1,280,310	457,385	(87,753)	1,649,942

Gross profit	—	—	227,813	77,074	—	304,887

Selling, general and administrative expenses	—	—	106,169	28,085	—	134,254
Acquisition costs	—	—	13,046	—	—	13,046

Operating profit	—	—	108,598	48,989	—	157,587

Interest expense, net	—	—	62,743	7,567	—	70,310
Loss on debt extinguishment	—	—	362	—	—	362
Other, net	—	—	(15,160)	8,072	—	(7,088)

Other expense, net	—	—	47,945	15,639	—	63,584

Income before tax	—	—	60,653	33,350	—	94,003
Income tax expense	—	—	24,345	6,791	—	31,136

Income before from equity in subsidiaries	—	—	36,308	26,559	—	62,867

Earnings from equity in subsidiaries	62,586	62,586	26,278	—	(151,450)	—

Net income	62,586	62,586	62,586	26,559	(151,450)	62,867
Income attributable to noncontrolling interest	—	—	—	281	—	281

Net income attributable to stockholders	$62,586	62,586	62,586	26,278	(151,450)	62,586

Unaudited Condensed Consolidating Statements of Comprehensive Income

Quarter and Nine Months Ended September 27, 2015 and September 28, 2014

(In thousands)

For the quarter ended September 27, 2015	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net income	$28,205	28,209	45,317	10,798	(84,210)	28,319
Other comprehensive loss, net of tax:
Foreign currency translation	(8,307)	(8,622)	(8,622)	(8,701)	25,945	(8,307)

Comprehensive income	19,898	19,587	36,695	2,097	(58,265)	20,012
Less comprehensive income attributable to noncontrolling interest	—	—	—	73	—	73

Comprehensive income attributable to stockholders	$19,898	19,587	36,695	2,024	(58,265)	19,939

For the quarter ended September 28, 2014
Net income	$24,601	24,114	24,114	13,480	(61,598)	24,711
Other comprehensive loss, net of tax:
Foreign currency translation	(7,867)	(7,867)	(7,867)	(11,255)	26,989	(7,867)

Comprehensive income	16,734	16,247	16,247	2,225	(34,609)	16,844
Less comprehensive income attributable to noncontrolling interest	—	—	—	89	—	89

Comprehensive income attributable to stockholders	$16,734	16,247	16,247	2,136	(34,609)	16,755

For the nine months ended September 27, 2015
Net income	$104,755	104,759	155,510	34,272	(294,211)	105,085
Other comprehensive loss, net of tax:
Foreign currency translation	(20,090)	(20,665)	(20,665)	(18,347)	59,677	(20,090)

Comprehensive income	84,665	84,094	134,845	15,925	(234,534)	84,995
Less comprehensive income attributable to noncontrolling interest	—	—	—	285	—	285

Comprehensive income attributable to stockholders	$84,665	84,094	134,845	15,640	(234,534)	84,710

For the nine months ended September 28, 2014
Net income	$62,586	62,586	62,586	26,559	(151,450)	62,867
Other comprehensive loss, net of tax:
Foreign currency translation	(6,107)	(6,107)	(6,107)	(9,388)	21,602	(6,107)

Comprehensive income	56,479	56,479	56,479	17,171	(129,848)	56,760
Less comprehensive income attributable to noncontrolling interest	—	—	—	287	—	287

Comprehensive income attributable to stockholders	$56,479	56,479	56,479	16,884	(129,848)	56,473

Unaudited Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 27, 2015 and September 28, 2014

(In thousands)

For the nine months ended September 27, 2015	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$15,085	(35,824)	176,143	56,208	—	211,612

Cash flows from investing activities:
Capital expenditures	—	(1,296)	(130,657)	(36,714)	—	(168,667)
Proceeds from sale of fixed assets	—	—	3,655	173	—	3,828
Capitalized patent costs	—	—	(315)	—	—	(315)
Intercompany activity	(4,238)	49,381	—	—	(45,143)	—

Net cash provided by (used for) investing activities	(4,238)	48,085	(127,317)	(36,541)	(45,143)	(165,154)

Cash flows from financing activities:
Dividends	(12,100)	—	—	—	—	(12,100)
Stock-based compensation activity, net	3,592	—	—	—	—	3,592
Borrowings of revolving lines of credit	—	14,300	—	—	—	14,300
Repayments of revolving lines of credit	—	(14,300)	(268)	—	—	(14,568)
Proceeds from long-term debt	—	1,326,625	—	—	—	1,326,625
Payments on long-term debt	—	(1,385,000)	(154)	—	—	(1,385,154)
Other debt, net	—	—	(2,224)	243	—	(1,981)
Payment of debt issue costs	—	(149)	—	—	—	(149)
Payment of offering related costs	(108)	—	—	—	—	(108)
Intercompany activity	—	—	(44,774)	(869)	45,143	—

Net cash used for financing activities	(8,616)	(58,524)	(47,420)	(626)	45,143	(69,543)
Effect of exchange rates on cash	—	—	—	(8,847)	—	(8,847)

Net increase (decrease) in cash and cash equivalents	$2,231	(46,263)	1,906	10,194	—	(31,932)

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	1	52,253	3,182	101,062	—	156,498
Net increase (decrease) in cash and cash equivalents	2,231	(46,263)	1,906	10,194	—	(31,932)

Cash and cash equivalents, end of period	$2,232	5,990	5,088	111,256	—	124,566

For the nine months ended September 28, 2014
Cash flows from operating activities:
Net cash provided by operating activities	$4,072	782	121,479	64,233	—	190,566

Cash flows from investing activities:
Capital expenditures	—	—	(75,236)	(26,980)	—	(102,216)
Proceeds from sale of fixed assets	—	—	475	13	—	488
Capitalized patent costs	—	—	(243)	—	—	(243)
Grede Transaction, net of cash acquired	—	—	(812,578)	(17,078)	—	(829,656)
Intercompany activity	(3,982)	(782)	—	—	4,764	—

Net cash used for investing activities	(3,982)	(782)	(887,582)	(44,045)	4,764	(931,627)

Cash flows from financing activities:
Dividends	—	—	(111,259)	—	—	(111,259)
Other stock activity	—	—	(2,444)	—	—	(2,444)
Proceeds from stock issuance	1	—	244,805	15,667	—	260,473
Borrowings of revolving lines of credit	—	—	364,128	—	—	364,128
Repayments of revolving lines of credit	—	—	(359,210)	(2,300)	—	(361,510)
Proceeds from long-term debt	—	—	715,000	—	—	715,000
Payments on long-term debt	—	—	(13,028)	—	—	(13,028)
Other debt, net	—	—	(5,461)	(26)	—	(5,487)
Payment of debt issue costs	—	—	(20,231)	—	—	(20,231)
Intercompany activity	—	—	6,476	(1,712)	(4,764)	—

Net cash provided by financing activities	1	—	818,776	11,629	(4,764)	825,642
Effect of exchange rates on cash	—	—	—	(3,866)	—	(3,866)

Net increase in cash and cash equivalents	$91	—	52,673	27,951	—	80,715

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	—	—	720	67,504	—	68,224
Net increase in cash and cash equivalents	91	—	52,673	27,951	—	80,715

Cash and cash equivalents, end of period	$91	—	53,393	95,455	—	148,939

(21) Subsequent events

On October 28, 2015, our board of directors declared a dividend of $0.09 per share, payable on December 3, 2015, to stockholders of record as of November 20, 2015.

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report for the year ended December 31, 2014 as filed on March 16, 2015 with the Securities and Exchange Commission (“SEC”) and the notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports filed with the SEC, including the documents incorporated herein by reference, in materials delivered to stockholders, and in press releases. In addition, our officers and representatives may from time to time make oral forward-looking statements.

All statements other than statements of historical fact or relating to present facts or current conditions included in this Form 10-Q are forward-looking statements. Forward-looking statements give our current beliefs, expectations and assumptions relating to our financial condition, results of operations, plans, projections, objectives, strategies, anticipated events and trends, future performance and business, the economy and other future conditions. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “will,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “could,” “can have,” “likely,” “goal,” “seek,” “strategy,” “future,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

The forward-looking statements contained in this Form 10-Q are based on assumptions that we have made. As you read and consider this Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions and you should not rely on any of these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors are difficult to predict and could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including many factors that are outside of our control. We believe these factors include, but are not limited to, those described under or incorporated in “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which we make it. Factors or events that could cause our actual operating and financial performance to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview

We are a leading provider of highly-engineered components for use in powertrain and safety-critical applications for the global light, commercial and industrial vehicle markets. We produce these components using complex metal-forming manufacturing technologies and processes for a global customer base of vehicle original equipment manufacturers and tier 1 suppliers. We are headquartered in Southfield, Michigan, and our manufacturing is conducted in 56 production facilities located throughout North and South America, Europe and Asia.

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

Results of Operations

Quarter Ended September 27, 2015 compared to Quarter Ended September 28, 2014

The following table sets forth our statement of operations for the periods presented.

	Quarter Ended
	September 27, 2015	September 28, 2014
	(In millions)
Net sales	$746.6	773.0
Cost of sales	620.4	655.5

Gross profit	126.2	117.5
Selling, general and administrative expenses	64.8	64.7

Operating income	61.4	52.8
Interest expense, net	26.0	28.4
Other, net	(1.7)	(11.5)

Income before taxes	37.1	35.9
Income tax provision	8.8	11.2

Net income	28.3	24.7
Income attributable to noncontrolling interests	0.1	0.1

Net income attributable to stockholders	$28.2	24.6

Net Sales

Net sales were $746.6 million for the quarter ended September 27, 2015 as compared to $773.0 million for the quarter ended September 28, 2014, a decrease of $26.4 million. This decrease was primarily driven by the impact of lower material surcharge pass through of approximately $27.0 million, unfavorable foreign currency movements of approximately $17.0 million, net price decreases of approximately $7.0 million, and lower industrial market volumes. These decreases were partially offset by increased volumes due to higher light vehicle production.

The following table sets forth our net sales by segment for the quarters ended September 27, 2015 and September 28, 2014:

	Quarter Ended		Increase (Decrease)	Percent Change
	September 27, 2015	September 28, 2014
	(In millions)
HHI segment	$243.9	236.3	7.6	3.2%
Metaldyne segment	282.4	286.3	(3.9)	(1.4%)
Grede segment	220.3	250.4	(30.1)	(12.0%)

Total	$746.6	773.0	(26.4)

The increase in HHI net sales was primarily attributable to increased volumes mainly from higher North American light vehicle production levels partially offset by lower raw material surcharge pass-through and price decreases.

The slight decrease in Metaldyne net sales was primarily attributable to foreign currency movements, net price decreases and lower raw material pass-through partially offset by increased volumes due to higher North American and European light vehicle production levels.

The decrease in Grede net sales was primarily attributable to the decrease in industrial volume, heavy truck volume and lower raw material surcharge pass-through, offset slightly by an increase in light vehicle volume.

Cost of Sales

Cost of sales was $620.4 million for the quarter ended September 27, 2015 as compared to $655.5 million for the quarter ended September 28, 2014, a decrease of $35.1 million. The decrease was primarily driven by favorable foreign currency movements of approximately $16.0 million, lower raw material surcharge costs of approximately $28.0 million, net manufacturing cost reductions and lower depreciation. These decreases were partially offset by a net increase in volume. The volume change was due to higher light vehicle production, partially offset by lower industrial production.

The following table sets forth our cost of sales by segment for the quarters ended September 27, 2015 and September 28, 2014:

	Quarter Ended		Increase (Decrease)	Percent Change
	September 27, 2015	September 28, 2014
	(In millions)
HHI segment	$199.7	197.7	2.0	1.1%
Metaldyne segment	237.5	243.9	(6.4)	(2.6%)
Grede segment	183.2	213.9	(30.7)	(14.3%)

Total	$620.4	655.5	(35.1)

The slight increase in HHI cost of sales was primarily due to increased volumes, offset by lower scrap sales price, lower raw material surcharge costs and net manufacturing cost savings.

The decrease in Metaldyne cost of sales was primarily attributable to foreign currency movements, lower depreciation and lower raw material surcharge costs partially offset by increased volumes and higher wages, benefits and utilities.

The decrease in Grede cost of sales was primarily attributable to the lower volumes in the industrial and heavy truck markets, as well as lower raw material surcharge costs and lower depreciation.

Gross Profit

Gross profit was $126.2 million for the quarter ended September 27, 2015 as compared to $117.5 million for the quarter ended September 28, 2014, an increase of $8.7 million. This increase was driven largely by the impact of lower depreciation and net manufacturing cost reductions, in addition to the factors discussed above.

The following table sets forth our gross profit by segment for the quarters ended September 27, 2015 and September 28, 2014:

	Quarter Ended		Increase	Percent Change
	September 27, 2015	September 28, 2014
	(In millions)
HHI segment	$44.2	38.6	5.6	14.5%
Metaldyne segment	44.9	42.3	2.6	6.1%
Grede segment	37.1	36.6	0.5	1.4%

Total	$126.2	117.5	8.7

The increase in HHI gross profit was primarily attributable to increased sales volume and net manufacturing cost savings. These increases were partially offset by lower scrap sales and higher wages.

The increase in Metaldyne gross profit was primarily attributable to increased sales volumes and lower depreciation, partially offset by foreign currency movements, net price decreases and higher wages, benefits and utilities.

The slight increase in Grede gross profit was primarily attributable to lower depreciation and amortization.

Operating Income

Operating income was $61.4 million for the quarter ended September 27, 2015 as compared to $52.8 million for the quarter ended September 28, 2014, an increase of $8.6 million. The increase was primarily driven by higher gross profit, slightly offset by higher selling, general, and administrative expenses.

The following table sets forth our operating income by segment for the quarters ended September 27, 2015 and September 28, 2014:

	Quarter Ended		Increase (Decrease)	Percent Change
	September 27, 2015	September 28, 2014
	(In millions)
HHI segment	$24.9	17.2	7.7	44.8%
Metaldyne segment	26.6	23.9	2.7	11.3%
Grede segment	9.9	11.7	(1.8)	(15.4%)

Total	$61.4	52.8	8.6

The increase in HHI operating income was primarily attributable to the increase in gross profit and decrease in SG&A costs.

The increase in Metaldyne operating income was primarily attributable to the increase in gross profit.

The decrease in Grede operating income was primarily attributable to an increase in selling, general, and administrative costs, mainly wage and benefit costs, including healthcare, slightly offset by an increase in gross profit.

Interest Expense, Net

Interest expense, net was $26.0 million for the quarter ended September 27, 2015 compared to $28.4 million for the quarter ended September 28, 2014, a decrease of $2.4 million. The decrease in interest expense was largely due to a reduction in debt fee amortization due to the refinancing of debt in the fourth quarter of 2014 and the pay down of long-term debt in 2015.

Other, Net

Other, net was $1.7 million of income for the quarter ended September 27, 2015 as compared to income of $11.5 million for the quarter ended September 28, 2014, an unfavorable change of $9.8 million. The change in other, net was primarily due to a decrease in gains associated with foreign currency transactions.

Income Taxes

The income tax provision for the quarter ended September 27, 2015 and September 28, 2014 was $8.8 million and $11.2 million, respectively. The $2.4 million decrease was primarily attributable to a lower effective tax rate, partially offset by higher income before taxes due to the factors discussed above. The effective income tax rate for the quarter ended September 27, 2015 decreased compared to prior year primarily due to the impact of $5.2 million of non-deductible transaction costs and other non-recurring permanent differences in the prior year, in addition to a net change of $0.6 million in discrete items. Our effective tax rate for the three months ended September 27, 2015 and September 28, 2014 was 23.7% and 31.2%, respectively.

Net Income Attributable to Stockholders

Net income attributable to stockholders was $28.2 million, or 3.8% of net sales for the quarter ended September 27, 2015, as compared to $24.6 million, or 3.2% of net sales for the quarter ended September 28, 2014, an increase of $3.6 million. The increase was primarily attributable to the factors discussed above.

Adjusted EBITDA

Management’s assessment of performance includes an evaluation of Adjusted EBITDA. The following table sets forth Adjusted EBITDA by segment.

	Quarter Ended
	September 27, 2015	September 28, 2014
	(In millions)
Adjusted EBITDA
HHI segment	$51.2	45.4
Metaldyne segment	48.5	49.9
Grede segment	29.1	35.0

Total	$128.8	130.3

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

The following table sets forth the reconciliation between Adjusted EBITDA and net income, the most directly comparable GAAP measure:

	Quarter Ended
	September 27, 2015	September 28, 2014
	(In millions)
Net income	$28.3	24.7
Income tax expense	8.8	11.2
Interest expense, net	26.0	28.4
Depreciation and amortization	56.9	62.0
Gain on foreign currency	(2.8)	(13.2)
Loss on fixed assets	1.5	0.2
Stock-based compensation	7.9	9.9
Sponsor management fees	—	1.5
Non-recurring acquisition and purchase accounting related items	1.3	4.7
Non-recurring operational items	0.9	0.9

Adjusted EBITDA	$128.8	130.3

Nine Months Ended September 27, 2015 compared to Nine Months Ended September 28, 2014

The following table sets forth our statement of operations for the periods presented.

	Nine Months Ended
	September 27, 2015	September 28, 2014
	(In millions)
Net sales	$2,312.0	1,954.8
Cost of sales	1,915.2	1,649.9

Gross profit	396.8	304.9
Selling, general and administrative expenses	178.8	134.3
Acquisition costs	—	13.0

Operating income	218.0	157.6
Interest expense, net	80.5	70.4
Loss on debt extinguishment	0.4	0.3
Other, net	(8.2)	(7.1)

Income before taxes	145.3	94.0
Income tax provision	40.3	31.1

Net income	105.0	62.9
Income attributable to noncontrolling interests	0.3	0.3

Net income attributable to stockholders	$104.7	62.6

Net Sales

Net sales were $2,312.0 million for the nine months ended September 27, 2015 as compared to $1,954.8 million for the nine months ended September 28, 2014, an increase of $357.2 million. This increase was primarily driven by the impact of the Grede acquisition of approximately $409.0 million and increased volumes, mainly due to higher light vehicle production volume, partially offset by unfavorable foreign currency movements of approximately $57.0 million, lower raw material surcharge pass-through of approximately $46.0 million and net price decreases of approximately $10.0 million.

The following table sets forth our net sales by segment for the nine months ended September 27, 2015 and September 28, 2014:

	Nine Months Ended		Increase (Decrease)	Percent Change
	September 27, 2015	September 28, 2014
	(In millions)
HHI segment	$750.1	729.4	20.7	2.8%
Metaldyne segment	860.8	894.0	(33.2)	(3.7%)
Grede segment	701.1	331.4	369.7

Total	$2,312.0	1,954.8	357.2

The increase in HHI net sales was primarily attributable to increased volumes due to higher North American light vehicle production levels partially offset by lower raw material surcharge pass-through and price decreases.

The decrease in Metaldyne net sales was primarily attributable to foreign currency movements, net price decreases and lower raw material pass-through partially offset by increased volumes due to higher North American and European light vehicle production levels.

The increase in Grede net sales was primarily attributable to the additional five months of results included in the nine month ended September 27, 2015, offset by lower raw material pass-through surcharges and lower volumes in the industrial market.

Cost of Sales

Cost of sales was $1,915.2 million for the nine months ended September 27, 2015 as compared to $1,649.9 million for the nine months ended September 28, 2014, an increase of $265.3 million. This increase was primarily driven by the impact of the Grede acquisition of approximately $338.0 million, lower scrap sales, and higher wages, benefits and utilities. These increases were partially offset by favorable foreign currency movements of approximately $51.0 million, lower raw material surcharge costs of approximately $45.0 million, net manufacturing cost reductions, and lower depreciation.

The following table sets forth our cost of sales by segment for the nine months ended September 27, 2015 and September 28, 2014:

	Nine Months Ended		Increase (Decrease)	Percent Change
	September 27, 2015	September 28, 2014
	(In millions)
HHI segment	$609.9	605.1	4.8	0.8%
Metaldyne segment	720.9	759.7	(38.8)	(5.1%)
Grede segment	584.4	285.1	299.3

Total	$1,915.2	1,649.9	265.3

The increase in HHI cost of sales was primarily due to increased volumes, lower scrap sales and higher wages, benefits and utilities partially offset by lower raw material surcharge costs and net manufacturing cost savings.

The decrease in Metaldyne cost of sales was primarily attributable to foreign currency movements, lower depreciation and raw material surcharge costs partially offset by increased volumes and higher wages, benefits and utilities.

The increase in Grede cost of sales was primarily attributable to the additional five months of results included in the nine months ended September 27, 2015, partially offset by lower raw material surcharge costs.

Gross Profit

Gross profit was $396.8 million for the nine months ended September 27, 2015 as compared to $304.9 million for the nine months ended September 28, 2014, an increase of $91.9 million. This increase was primarily driven by the impact of the Grede acquisition of approximately $71.0 million, increased volumes, net manufacturing cost reductions, and lower depreciation. These increases were partially offset by lower scrap sales of approximately $9.0 million driven by the decline in the scrap metal market, in addition to the factors discussed above.

The following table sets forth our gross profit by segment for the nine months ended September 27, 2015 and September 28, 2014:

	Nine Months Ended		Increase (Decrease)	Percent Change
	September 27, 2015	September 28, 2014
	(In millions)
HHI segment	$140.2	124.3	15.9	12.8%
Metaldyne segment	139.9	134.2	5.7	4.2%
Grede segment	116.7	46.4	70.3

Total	$396.8	304.9	91.9

The increase in HHI gross profit was primarily attributable to increase in light vehicle sales volume and net manufacturing cost savings partially offset by lower scrap sales and increased wages and benefits.

The increase in Metaldyne gross profit was primarily attributable to lower depreciation and increased sales volumes partially offset by net price decreases and foreign currency movements.

The increase in Grede gross profit was primarily attributable to the additional five months of results included in the nine months ended September 27, 2015.

Operating Income

Operating income was $218.0 million for the nine months ended September 27, 2015 as compared to $157.6 million for the nine months ended September 28, 2014, an increase of $60.4 million. This increase was primarily driven by the impact of the additional five months of Grede segment results of $30.6 million, $13.0 million of acquisition related costs incurred in June 2014 resulting from the Grede acquisition, and the increase in gross profit due to the factors discussed above. These increases were partially offset by higher stock-based compensation and additional costs associated with being a public company, including higher professional fees.

The following table sets forth our operating income by segment for the nine months ended September 27, 2015 and September 28, 2014:

	Nine Months Ended		Increase (Decrease)	Percent Change
	September 27, 2015	September 28, 2014
	(In millions)
HHI segment	$89.4	73.8	15.6	21.1%
Metaldyne segment	87.4	82.9	4.5	5.4%
Grede segment	41.2	0.9	40.3

Total	$218.0	157.6	60.4

The increase in HHI operating income was primarily attributable to the increase in gross profit partially offset by higher professional fees.

The decrease in Metaldyne operating income was primarily attributable to the increase in gross profit partially offset by increased stock-based compensation and higher professional fees.

The increase in Grede operating income was primarily attributable to the additional five months of results included in the nine months ended September 27, 2015.

Interest Expense, Net

Interest expense, net was $80.5 million for the nine months ended September 27, 2015 as compared to $70.4 million for the nine months ended September 28, 2014, an increase of $10.1 million. The increase in interest expense, net reflected higher average outstanding borrowings including the additional debt associated with the Grede Transaction in June 2014 and higher overall interest rates due to the issuance of our Registered Notes in October of 2014, partially offset by lower debt fee amortization and pay down of long-term debt in 2015.

Other, Net

Other, net was $8.2 million of income for the nine months ended September 27, 2015 as compared to income of $7.1 million for the nine months ended September 28, 2014, a favorable change of $1.1 million. The change in other, net was primarily due to an increase in gains associated with foreign currency transactions.

Income Taxes

The income tax provision for the nine months ended September 27, 2015 and September 28, 2014 was $40.3 million and $31.1 million, respectively. The $9.2 million increase was primarily attributable to higher income before taxes due to the factors discussed above, partially offset by a lower effective tax rate. Our effective tax rate for the nine months ended September 27, 2015 and September 28, 2014 was 27.7% and 33.1%, respectively.

The effective income tax rate for the nine months ended September 27, 2015 decreased compared to prior year primarily due to the impact of $5.2 million of non-deductible transaction costs and other non-recurring permanent differences in the prior year and a tax benefit of $3.1 million in the current year relating to the enactment of Senate Bill 441 in the state of Indiana, eliminating the throwback rule for calculating state income tax expense. In addition, income tax expense for the nine month period ended September 29, 2014 includes a tax expense of $1.3 million for establishing a valuation allowance against loss carryforwards of the Company’s Brazilian subsidiary, of which $0.9 million represents a discrete tax expense.

Net Income Attributable to Stockholders

Net income attributable to stockholders was $104.7 million, or 4.5% of net sales for the nine months ended September 27, 2015, as compared to $62.6 million, or 3.2% of net sales for the nine months ended September 28, 2014, an increase of $42.1 million. The increase was primarily attributable to the factors discussed above.

Adjusted EBITDA

Management’s assessment of performance includes an evaluation of Adjusted EBITDA. The following table sets forth Adjusted EBITDA by segment.

	Nine Months Ended
	September 27, 2015	September 28, 2014
	(In millions)
Adjusted EBITDA
HHI segment	$157.3	146.4
Metaldyne segment	152.0	159.5
Grede segment	105.7	47.1

Total	$415.0	353.0

The following table sets forth the reconciliation between Adjusted EBITDA and net income, the most directly comparable GAAP measure:

	Nine Months Ended
	September 27, 2015	September 28, 2014
	(In millions)
Net income	$105.0	62.9
Income tax expense	40.3	31.1
Interest expense, net	80.5	70.4
Depreciation and amortization	172.1	152.5
Gain on foreign currency	(11.7)	(11.5)
Loss on fixed assets	1.9	1.4
Loss on debt extinguishment	0.4	0.3
Debt transaction expenses	1.7	2.8
Stock-based compensation	15.4	14.5
Sponsor management fees	—	3.7
Non-recurring acquisition and purchase accounting related items	1.4	22.8
Non-recurring operational items	8.0	2.1

Adjusted EBITDA	$415.0	353.0

Liquidity and Capital Resources

As of September 27, 2015, we had cash and cash equivalents of $124.6 million and total indebtedness, inclusive of capitalized lease obligations, of $1,898.6 million. We also have access to additional liquidity pursuant to the terms of our revolving credit facility. As of September 27, 2015, $236.5 million was available on our revolving credit facility after giving effect to letters of credit of $13.5 million.

As of September 27, 2015, $98.9 million of cash and cash equivalents were held by certain foreign subsidiaries whose earnings are reinvested indefinitely. We make this assertion based on the operational and investing needs of the foreign locations and our ability to fund our U.S. operations and obligations from domestic cash flow and capital resources. Based on this assertion, no provision has been made for U.S. income taxes, which would be assessed upon repatriation of the foreign earnings.

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

In September 2015, the board of directors authorized and the Company made a voluntary prepayment of $25.0 million on our U.S. Dollar denominated term loan.

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

On July 29, 2015 our board of directors declared a dividend of $0.09 per share. The dividend was paid on August 31, 2015 to stockholders of record as of August 17, 2015.

On October 28, 2015, our board of directors declared a dividend of $0.09 per share, payable on December 3, 2015, to stockholders of record as of November 20, 2015.

Cash Flows

The following tables provide a summary of cash flows from operating, investing and financing activities for the periods presented:

	Nine Months Ended
	September 27, 2015	September 28, 2014
	(In millions)
Cash flows from operating activities	$211.6	190.6
Cash flows from investing activities	(165.2)	(931.6)
Cash flows from financing activities	(69.5)	825.6
Effect of exchange rates on cash	(8.8)	(3.9)

Net increase (decrease) in cash and cash equivalents	$(31.9)	80.7

For the nine months ended September 27, 2015, cash flows from operating activities reflected results of operations exclusive of non-cash income and expenses, primarily depreciation and amortization, and stock-based compensation expense, and a net increase in working capital due to seasonality. For the nine months ended September 28, 2014, cash flows from operating activities reflected results of operations exclusive of non-cash income and expenses, primarily depreciation and amortization less the change in deferred income taxes, partially offset by an increase in working capital due to seasonality.

For the nine months ended September 27, 2015, cash flows from investing activities primarily reflected capital expenditures of $168.7 million, offset by cash proceeds from the sale of fixed assets. For the nine months ended September 28, 2014, cash flows from investing activities primarily reflected the consideration paid for the Grede Transaction, $829.7 million, and capital expenditures of $102.2 million.

For the nine months ended September 27, 2015, cash flows from financing activities primarily reflected the re-pricing of our term loan in May 2015, which resulted in a full repayment of our previous term loan and the borrowing of a new U.S. Dollar term loan and a new Euro term loan. Also reflected in cash flows from financing activities were $45.0 million of prepayments made on our new U.S. Dollar term loan, a $10.0 million prepayment made on our previous term loan, and $12.1 million of dividends paid to common stockholders. For the nine months ended September 28, 2014 the cash flows from financing activities primarily reflected the issuance of a $600.0 million term loan and capital contributions of $260.5 million primarily to fund the Grede Transaction and debt issuance costs paid. Additionally, HHI borrowed $115.0 million to fund a dividend to the HHI stockholders of $111.3 million.

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

The Euro denominated debt is subject to transaction gains and losses each period. The following table sets forth a sensitivity analysis of the effect a hypothetical change in the Euro to U.S. dollar exchange rate would have on the carrying value of our Euro denominated debt as of September 27, 2015:

Change in exchange rate:	10% increase in Euro to U.S. dollar exchange rate	10% decrease in Euro to U.S. dollar exchange rate
	(In millions)
Resulting change in carrying value of Euro denominated debt	$25.2	$(25.2)

ITEM 4.	CONTROLS AND PROCEDURES

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

As of September 27, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 27, 2015, because we continued to have a material weakness in our internal controls related to inadequate controls around program change, system access, computer operations, and system development for certain IT systems that management relies upon for preparation and review of financial information.

Remediation Efforts to Address Material Weakness

To address the material weakness identified at December 31, 2014 and discussed above, the Company has designed new and enhanced controls. The new and enhanced controls have been implemented and are in the process of being tested.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above under “Remediation Efforts to Address Material Weakness” there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(e) under the Exchange Act, during the quarter ended September 27, 2015.

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

Metaldyne Performance Group Inc.

/s/ George Thanopoulos George Thanopoulos	Chief Executive Officer (Principal Executive Officer)	November 3, 2015

/s/ Mark Blaufuss Mark Blaufuss	Chief Financial Officer (Principal Financial and Accounting Officer)	November 3, 2015