Form 10-K
period 2015-12-31
Metaldyne Performance Group Inc.
filed 2016-02-29
CIK 1616817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from                      to

Commission File Number 1-36774

Metaldyne Performance Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1420222
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One Towne Square

Suite 550

Southfield, MI 48076

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant on June 26, 2015 (the last business day of the most recently completed second fiscal quarter) was approximately $237.6 million; computed by reference to the closing sale price as reported on the New York Stock Exchange on such date.

As of February 25, 2016, the registrant had 68,109,627 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement (the “2016 Proxy Statement”) for use in connection with its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015 are incorporated by reference in Part III of this Report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“10-K”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (the “SEC”), in materials delivered to stockholders, and in press releases. In addition, our officers and representatives may from time to time make oral forward-looking statements.

All statements other than statements of historical fact or relating to present facts or current conditions included in this 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “will,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “could,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. In particular, these include, among others, statements relating to:

•	volatility in the global economy negatively impacting demand for new vehicles and our products;
•	a decline in vehicle production levels, particularly with respect to platforms for which we are a significant supplier, or the financial distress of any of our major customers;
•	cyclicality and seasonality in the light vehicle, industrial and commercial vehicle markets;
•	the significant competition we face;
•	our dependence on large-volume customers for current and future sales;
•	a reduction in outsourcing by our customers, the loss or discontinuation of material production or programs, or a failure to secure sufficient alternative programs;
•	our failure to offset continuing pressure from our customers to reduce our prices;
•	our inability to realize all of the sales expected from awarded business or fully recover pre-production costs;
•	our failure to increase production capacity or over-expanding our production in times of overcapacity;
•	our reliance on key machinery and tooling to manufacture components for powertrain and safety-critical systems that cannot be easily replicated;
•	program launch difficulties;
•	a disruption in our supply or delivery chain which causes one or more of our customers to halt production;
•	the damage to or termination of our relationships with key third-party suppliers;
•	work stoppages or production limitations at one or more of our customer’s facilities;
•	a catastrophic loss of one of our key manufacturing facilities;
•	failure to protect our know-how and intellectual property;
•	the disruption or harm to our business as a result of any acquisitions or joint ventures we make;
•	a significant increase in the prices of raw materials and commodities we use;
•	our failure to maintain a competitive cost structure;
•	the incurrence of significant costs if we close any of our manufacturing facilities;
•	potential significant costs at our facility in Sandusky, Ohio;
•	the incurrence of significant costs, liabilities, and obligations as a result of environmental requirements and other regulatory risks;
•	extensive and growing governmental regulations;
•	the incurrence of material costs related to legal proceedings;
•	our inability to recruit and retain key personnel;
•	any failure to maintain satisfactory labor relations;

•	pension and other postretirement benefit obligations;
•	risks related to our global operations;
•	competitive threats and commercial risks posed by global operations and entering new markets;
•	foreign exchange rate fluctuations;
•	the market for our common stock being depressed, our status as a “controlled company,” or our governing documents adversely affecting our stock price;
•	our substantial indebtedness;
•	our inability, or the inability of our customers or our suppliers, to obtain and maintain sufficient debt financing, including working capital lines;
•	our exposure to a number of different tax uncertainties;
•	the mix of profits and losses in various jurisdictions adversely affecting our tax rate; and
•	other factors, risks, and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

The forward-looking statements contained in this 10-K are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments, and other factors we believe are appropriate under the circumstances. As you read and consider this 10-K, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control), and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

Any forward-looking statement made by us in this 10-K speaks only as of the date on which we make it. Factors or events that could cause our actual operating and financial performance to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

AVAILABLE INFORMATION

Through its website (www.mpgdriven.com), the Company will make available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports, and other filings with the SEC, as soon as reasonably practicable after they are filed or furnished. The Company also makes the following documents available on its website: the Audit Committee Charter; the Compensation Committee Charter; the Nominating and Corporate Governance Committee Charter; the Company’s Corporate Governance Guidelines; the Company’s Code of Business Conduct and Ethics; and the Company’s Related Party Transaction, Insider Trading and Whistleblower policies. Copies of these posted materials are also available in print, free of charge, to any stockholder upon request from: MPG Investor Relations, One Town Square, Suite 550, Southfield, MI, or via telephone in the U.S. at (248) 727-1829, or e-mail at investors@mpgdriven.com. The inclusion of our website address in this report is an inactive textual reference only and is not intended to include or incorporate by reference the information on our website into this 10-K. The public may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains our reports, proxy and information statements, and other information about the Company on its website (www.sec.gov).

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

A brief summary of the history of HHI, Metaldyne, and Grede follows:

•

HHI was formed in 2005 and, from 2005 through 2009, completed the acquisitions of Impact Forge Group, LLC, and Cloyes Gear and Products, Inc., and following a §363 U.S. Bankruptcy Court supervised sale process, acquired certain assets and assumed specified liabilities from FormTech LLC, Jernberg Holdings, LLC and Delphi Automotive PLC’s wheel bearing operations.

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

•

Grede was formed in 2010 through a combination of the assets of the former Grede Foundries, Inc. and Citation Corporation, following a §363 U.S. Bankruptcy Court supervised sale process. Subsequently, Grede acquired Foseco-Morval Inc., GTL Precision Patterns Inc., Paxton-Mitchell Corporation, Virginia Castings Industries LLC, Teknik, S.A. de C.V., and Novocast, S.A. de C.V.

Effective December 12, 2014, MPG completed an initial public offering (the “IPO”) and began trading on the New York Stock Exchange under the ticker symbol “MPG.” Unless otherwise stated in this 10-K, references to “MPG,” the “Company,” “we,” “our,” “us,” and similar terms refer to Metaldyne Performance Group Inc. and all of its subsidiaries.

This 10-K presents HHI as the predecessor to MPG for financial reporting purposes. The period prior to October 6, 2012 is referred to as the Predecessor Period and the periods from October 6, 2012 to December 31, 2015 are referred to as the Successor Period. The Combination has been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests, and, as such, the bases of accounting of HHI, Metaldyne and Grede were carried over to MPG. These consolidated financial statements reflect the retrospective application of MPG’s capital structure and consolidated presentation of the Combination for the Successor Period. Our historical capital structure has been retroactively adjusted to reflect our post-Combination capital structure for the Successor Period.

Certain Terms

We use the following industry terms in in this 10-K describing our business, our products, and how they are organized and sourced in our industry:

•	Advanced Machining and Assembly: Value-added precision machining to improve form, finish, and function of components and the assembly of multiple components into a ready-to-install module.
•	Aluminum Die Casting: A casting process where molten aluminum is injected under pressure into a solid mold to create a complex formed component.
•	Forging: The shaping of metal by a number of processes, including pressing and forming, typically classified according to temperature (cold, warm, or hot).
•	Iron Casting: A manufacturing process by which molten iron (ductile or grey) is poured into a mold to produce components with complex dimensions.
•	Net Formed: A manufacturing technique which allows production of the component at or very close to the final (net) shape, reducing or eliminating scrap material and the need for surface finishing.
•	NVH: The noise, vibration, and harshness characteristics of vehicles, particularly cars and trucks, which vehicle design engineers seek to reduce.

•	OEMs: Original equipment manufacturers.
•	Powder Metal Forming: The process of compacting metal powder in a mold, followed by heating the shaped component to just below the metal powder’s melting point to form complex Net Formed components.
•	Powertrain: Components of the vehicle that generate power and transfer it to the road surface, typically including the engine, transmission, and driveline.
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

•	Tier I suppliers: Suppliers of components and assemblies that are sold directly to OEMs.
•	Platform: A shared set of common design, engineering, and production efforts over a number of Vehicle Nameplates or Powertrains with common architecture (e.g. Toyota MC-M, Ford Duratec35 engine).
•	Program: Manufacturing and development of certain automobile components including engines, transmissions, and brake components (e.g. Toyota 051A, ZF’s 9HP transmission).
•	Vehicle Nameplate: A specific vehicle model built within a Platform for an OEM (e.g. Toyota Camry, Ford F-150).

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

Our metal-forming manufacturing technologies and processes include Aluminum Die Casting, Forging, Iron Casting, and Powder Metal Forming, as well as value-added manufacturing processes such as Advanced Machining and Assembly. These technologies and processes are used to create a wide range of customized Powertrain and Safety-Critical components that address requirements for power density (increased component strength to weight ratio), power generation, power/torque transfer, strength, and NVH.

Our business is comprised of three segments:

HHI: HHI manufactures highly-engineered metal-based components for the North American light vehicle market. These components include transmission components, driveline components, wheel hubs, axle ring and pinion gears, sprockets, balance shaft gears, timing drive systems, variable valve timing (“VVT”) components, transfer case components, and wheel bearings.

Metaldyne: Metaldyne manufactures highly-engineered metal-based Powertrain components for the global light vehicle markets. These components include connecting rods, VVT components, balance shaft systems, crankshaft dampers, differential gears, pinions and assemblies, valve bodies, hollow and solid shafts, clutch modules, and assembled end covers.

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

We primarily serve the global light vehicle and North American commercial and industrial vehicle and equipment end-markets. Demand in these end-markets, and therefore our products, is driven by consumer preferences, regulatory requirements (particularly related to fuel economy and safety standards) and macro-economic factors.

Contribution to our net sales by vehicle application follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Driveline	21%	19%	18%
Engine	25	28	33
Transmission	22	23	24
Safety-Critical	17	17	18
Other Specialty Products	15	13	7
	100%	100%	100%

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

Customer Dependence

We depend on major vehicle OEMs for our sales. For the year ended December 31, 2015, Ford Motor Company (“Ford”), General Motors Company (“GM”), and Fiat Chrysler Automobiles (“FCA”) accounted for approximately 24%, 21%, and 15% of our end-customer sales, respectively. Other significant customers include Daimler AG (“Daimler”), Toyota Motor Corporation (“Toyota”), and Hyundai Motor Company (“Hyundai”), which together accounted for approximately 9% of our end-customer sales for the year ended December 31, 2015.

Suppliers and Raw Materials

We procure our raw materials from a variety of suppliers for use in our manufacturing processes. In 2015, our top ten suppliers constituted less than 45% of our purchases. Based on available quality and supply, we seek to obtain materials in the region in which our products are manufactured in order to minimize transportation and other costs. The primary raw materials used to produce the majority of our products are steel scrap, steel bar, pig iron, aluminum, copper, molybdenum, and other metallic materials. We believe our principal suppliers have steel making capabilities and capacity to support our customers’ specifications and volume expectations. We typically source raw materials or components from single suppliers. Although we are generally able to substitute suppliers for raw materials and components without material short-term costs, in some cases, it could be difficult and expensive for us to change suppliers and may require customer approval.

Generally, we apply raw material surcharges to our customers to mitigate volatility in our cost of scrap, steel bar, aluminum, and other inputs. Surcharge prices on our raw materials may vary based on industry indices or on actual prices paid to suppliers. We also sell certain manufacturing scrap which may be subject to fluctuations in commodity prices.

Design, Product Development, and Intellectual Property

We maintain technical and commercial engineering centers in major regions of the world to develop and provide advanced products, processes and manufacturing support for all of our manufacturing sites and to provide our customers with local engineering capabilities and design support. Our efforts related to research and development are focused on process improvement, higher performance materials, and increased product performance.

We believe that our engineering and technical expertise, together with our emphasis on continuing product and process development, allow us to use the latest technologies, processes, and sophisticated materials to provide cost-effective solutions to our customers. We believe that continued engineering activities are critical to support our pipeline of technologically advanced products and increasing the technical and performance capabilities of our products. We maintain our engineering activities around our core technologies and processes, allocating our capital and resources to those products with differentiated technologies and attractive returns on invested capital.

We pursue patents where specific technology or innovation is well positioned for protection under intellectual property laws. While no individual patent or group of patents, taken alone, is considered material to our business, taken in the aggregate, these patents provide meaningful protection for certain of our products and product innovations. We continually make determinations as to whether a product or process is best protected through a patent application or other means.

Backlog

Incremental business backlog, which we measure as anticipated net product sales from incremental business for the next four years, net of Programs being phased out and any contractual pricing changes, was approximately $222 million as of December 31, 2015. We are typically awarded Programs one to three years prior to the start of production on new and replacement business. Due to the timing of the OEM sourcing cycle, our anticipated net product sales were measured based on contracts to be fulfilled during 2016 through 2019. Our estimate of anticipated net product sales includes formally awarded new Programs, Programs which we believe are highly probable of being awarded to us, and expected volume and pricing changes on existing Programs. Our estimate may be impacted by various assumptions including vehicle production levels on new and replacement Programs, customer price reductions, scrap prices, material price indices, currency exchange rates and the timing of Program launches. Therefore, this anticipated net product sales information could differ significantly from actual firm orders or firm commitments, and awards of business do not represent guarantees of production volumes or revenues.

Competition

Although the number of our competitors has decreased due to ongoing industry consolidation, the automotive components industry remains very competitive. OEMs and Tier I suppliers rigorously evaluate suppliers on the basis of product quality, price competitiveness, reliability and timeliness of delivery, product design capability, technical expertise and development capability, new product innovation, financial viability, application of lean principles, operational flexibility, customer service, and overall management. In addition, our customers generally require that suppliers demonstrate improved efficiencies, through cost reductions and/or price improvement, on a year-over-year basis.

The following table lists our primary competitors for components we produce using our manufacturing technologies and value-added processes:

Portfolio of Manufacturing Technologies and Value-Added Processes	Primary Competitors
Advanced Machining and Assembly	BorgWarner, GKN, Linamar, and Magna
Aluminum Die Casting	Aisin, Dongnam Precision, and Ryobi
Cold and Warm Forging	American Axle, Hirshvogel, Linamar, and Sona BLW
Hot Forging	American Axle, Amtek, Linamar ,and Hirshvogel
Iron Casting	Metal Technologies, Inc., Neenah Enterprises, and Waupaca
Powder Metal Forming	GKN, Mahle, and Miba
Rubber and Viscous Dampening Assemblies	Knorr Bremse, Vibracoustic, and Winkelmann

Environmental Compliance

We are subject to a variety of federal, state, local, and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the remediation of contaminated sites. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution. These permits are subject to modification, renewal, and revocation by issuing authorities. We believe we are in substantial compliance with all applicable material laws and regulations. Historically, our costs of achieving and maintaining compliance with environmental, health, and safety requirements have not been material to our results.

Employees

As of December 31, 2015, we employed approximately 12,000 employees in 13 countries. As of December 31, 2015, approximately 39% of our employees were employed under the terms of collective bargaining agreements with industrial trade unions or employed under international workers’ councils.

ITEM 1A.	RISK FACTORS

Provided below is a cautionary discussion of what we believe to be the most important risk factors applicable to the Company, although they are not the only ones we face. Additional risks and uncertainties not presently known to us or that we do not currently deem material may also impact our business operations. If any of the following risks occur, our business, including its financial performance, financial condition, results of operations, and cash flows may be adversely affected. Discussion of these factors is incorporated by reference into and considered an integral part of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Relating to Our Industry and Our Business

Volatility in the global economy has, and may continue to have, a severe and negative impact on the demand for new vehicles and, in turn, our products.

The demand for and pricing of our products are subject to economic conditions and other factors present in the geographic markets where our products are sold that are beyond our control, such as a worsening of global economic and political conditions as a result of rising interest rates or inflation, high unemployment, increased energy and fuel prices, increased volatility in global capital markets, terrorism and international conflicts, climate change, severe weather, regulatory changes, and many other factors. Demand for our products correlates to consumer demand for new vehicles containing our products. Adverse changes in global economic and political conditions, or sluggish or uneven recovery in specific countries or regions, may result in lower consumer confidence, which has a significant impact on consumer demand for vehicles. An economic downturn or other adverse industry conditions that result in even a relatively modest decline in vehicle production levels could reduce our sales and thereby adversely affect our business, financial condition, and results of operations.

A decline in vehicle production levels, particularly with respect to Platforms for which we are a significant supplier, or the financial distress of any of our major customers, could have a material adverse effect on our business.

Demand for our products is directly related to the vehicle production levels of our OEM end-customers. New vehicle sales and production can be affected by general economic or industry conditions, the level of consumer demand, recalls and other safety issues, labor relations issues, fuel prices, fuel efficiency, and vehicle safety regulations and other regulatory requirements, government initiatives, trade agreements, the availability and cost of credit, the availability to our customers and suppliers of critical components needed to complete the production of vehicles, restructuring actions of OEMs, our customers or suppliers, and many other factors. Financial difficulties experienced by any major customer could have a material adverse effect on us if such customer were unable to pay for the products we provide or we experienced a loss of, or material reduction in, business from that customer.

Cyclicality and seasonality in the light, industrial, and commercial vehicle markets could have a material adverse effect on our business.

The light, industrial, and commercial vehicle markets in which we operate are cyclical and seasonal. Some of our largest OEM customers typically shut down vehicle production during certain months or weeks of the year. For example, our OEM customers in North America and Europe typically shut down operations during portions of July and August and one week in December. During these manufacturing shutdown periods, our customers will generally reduce the number of production days because of lower demands and to reduce excess vehicle inventory. In addition, the sale of light, industrial, and commercial vehicles are cyclical and depend on general economic conditions and credit availability.  Such cyclicality and seasonality could have a material adverse effect on our business, financial condition, and results of operations.

We face significant competition.

The automotive supply industry is highly competitive. We compete worldwide with other automotive suppliers on the basis of price, technological innovation, quality, delivery, Program launch support, and overall customer service, among other factors. Our ability to compete successfully depends, in large part, on our success in continuing to innovate and manufacture products utilized in Programs or Platforms that have commercial success with consumers, differentiate our products from those of our competitors, continue to deliver quality products in the time frames required by our customers, and maintain low-cost production. We continue to invest in technology and innovation which we believe will be critical to our long-term growth. Our ability to anticipate changes in technology and to successfully develop and introduce new and enhanced products and/or manufacturing processes on a timely basis will be a significant factor in our ability to remain competitive. If we are unsuccessful or are less successful than our competitors in consistently developing innovative products, processes, and/or use of materials, we may be placed at a competitive disadvantage. The inability to compete successfully could have a material adverse effect on our business, financial condition, and results of operations.

We are dependent on large-volume customers for current and future sales. The loss of any of these customers or a reduction in sales to these customers could have a material adverse impact on our business.

We depend on major vehicle OEMs for our sales. Our financial results are closely correlated to production by Ford, GM, FCA, Daimler, Toyota, and Volkswagen, given our higher sales to these customers. For the year ended December 31, 2015, end-customer sales attributed to these OEMs accounted for approximately 70% of our net sales. We may make fewer sales to these customers for a variety of reasons. The loss of any one of these customers or a significant decrease in business from one or more of these customers could harm our business, reduce our revenues and cash flows, and limit our ability to spread fixed costs over a larger sales base, which could have a material adverse effect on our business, financial condition, and results of operations.

A reduction in outsourcing by our customers, or the loss of a material number of Programs, combined with a failure to secure sufficient alternative Programs, could have a material adverse effect on our business.

We depend on the outsourcing of components, modules, and assemblies by vehicle OEMs. The extent of vehicle manufacturer outsourcing is influenced by a number of factors, including: relative cost, quality and timeliness of production by suppliers as compared to vehicle manufacturers, capacity utilization, vehicle manufacturers’ perceptions regarding the strategic importance of certain components/modules to them, labor relations among vehicle manufacturers, their employees and unions, and other considerations. A number of our major OEM customers manufacture products for their own uses that directly compete with our products. These OEMs could elect to manufacture such products for their own uses in place of the products we currently supply. A reduction in outsourcing by vehicle manufacturers, or the loss of a material number of Programs combined with the failure to secure alternative Programs with sufficient volumes and margins, could have a material adverse effect on our business, financial condition, and results of operations.

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

The sales to be generated from awarded business are inherently subject to a number of risks and uncertainties, including the number of vehicles produced, the timing of vehicle production, and the mix of options our customers, and the ultimate consumers may choose. Anticipated product sales could differ significantly from actual firm orders or firm commitments, and awards of business do not represent guarantees of production volumes or revenues. While we typically enter into long-term agreements for the customers’ purchasing requirements, ranging from one to six years with automatic renewal provisions that generally result in our contracts running for the life of the Program, many customer purchase orders contain provisions that purport to permit our customers to unilaterally cancel our contracts with limited or no notice. Our ability to obtain compensation from our customers for such cancellation, if the cancellation is through no fault of our own, is generally limited to the direct costs we have incurred for raw materials and work-in-process and, in certain instances, unamortized investment costs. If we do not realize all of the sales expected from awarded business, it could have a material adverse effect on our business, financial condition, and results of operations.

Typically, it takes two to three years from the time an OEM or Tier I supplier awards us a Program until it is launched and we begin production. In many cases, we must commit substantial resources in preparation for production under awarded Programs well in advance of the customer’s production start date. We may not realize substantially all of the revenue from our incremental business backlog. If we are unable to recover pre-production costs, it could have a material adverse effect on our business, financial condition, and results of operations.

Our failure to increase production capacity, or overexpansion of production, could harm our business and damage our customer relationships.

We may be unable to expand our business, satisfy customer requirements, maintain our competitive position, or improve profitability if we are unable to increase production capacity at our facilities to meet any increased demand for our products. Moreover, we may experience delays in receiving necessary equipment and be unable to meet any increases in customer demand. Failure to satisfy customer demand may result in a loss of market share to competitors and may damage our relationships with key customers.

Due to the lead time required to produce the equipment used in our manufacturing processes, it can take months and even years to obtain new machines after they are ordered. Accordingly, we are required to order production equipment well in advance of supplying components. In addition, the equipment used in our manufacturing process requires large capital investments. If our manufacturing facilities are not expanded or completed on a timely basis or if anticipated customer orders do not materialize, we may not be able to generate sufficient sales to offset the costs of new production equipment. Furthermore, we rely on longer-term forecasts from our customers to plan our capital expenditures. If these forecasts prove to be inaccurate, either we may have spent too much on capacity growth, which could require us to consolidate facilities, or we may have spent too little on capital expenditures, in which case we may be unable to satisfy customer demand, either of which could have a material adverse effect on our business. Furthermore, our ability to establish and operate new manufacturing facilities and expand production capacity is subject to significant risks and uncertainties, including:

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

The launch of a new Program is complex, and its success depends on a wide range of factors, including the production readiness of our and our suppliers’ manufacturing facilities and processes, tooling, equipment, employees, initial product quality, and other factors. Our failure to successfully launch new business or to contain launch costs could result in a loss of business or the incurrence of substantial unexpected costs, such as increased scrap or premium freight charges, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We obtain raw materials and components from third-party suppliers. We typically source raw materials or components from single suppliers. Although we are generally able to substitute suppliers for raw materials and components without material short-term costs, in some cases it could be difficult and expensive for us to change suppliers. Various factors could result in the termination of our relationship with any supplier or the inability of suppliers to continue to meet our requirements on favorable terms. For example, volatility in the political or financial markets and uncertainty in the automotive sector could negatively impact the financial viability of certain key third-party suppliers. Severe financial difficulties at any of our suppliers could result in us being unable to obtain, on a timely basis and on similar economic terms, the quantity and quality of components and raw materials we require for the production of our products. In response to financial pressures, suppliers may also exit certain business lines or change the terms on which they are willing to provide raw materials and components to us. The loss of or damage to our relationships with these suppliers or any delay in receiving raw materials and components could impair our ability to deliver products to our customers, and accordingly, could have a material adverse effect on our business, financial condition, and results of operations.

Work stoppages or production limitations at one or more of our customers’ facilities could disrupt our production volumes.

A work stoppage or other limitation on production could occur at customer facilities for any number of reasons, including as a result of disputes under existing collective bargaining agreements with labor unions, or in connection with negotiation of new collective bargaining agreements, or as a result of supplier financial distress or other production constraints or difficulties, or due to disruptions in shipping, or for other factors. A disruption in production at the facilities of our large-volume customers could have a material adverse effect on our business, financial condition, and results of operations.

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

Protection of proprietary processes, know-how, trade secrets, documentation, and other technology is critical to our business. Failure to protect, monitor, and control the use of our existing know-how, trade secrets, and other intellectual property rights could cause us to lose our competitive advantage and incur significant expenses. We rely on trademarks, copyrights, patents, and contractual restrictions to protect our intellectual property rights, but these measures may be insufficient. While we enter into confidentiality and proprietary rights agreements and agreements for assignment of invention with our employees and third parties to protect our know-how, trade secrets, and intellectual property rights, such agreements and assignments could be breached and may not provide meaningful protection. Also, others may independently develop technologies or products that are similar to ours. In such case, our know-how and trade secrets would not prevent third parties from competing with us. Third parties may seek to oppose, cancel, or invalidate our intellectual property rights, which could have a material adverse effect on our business, financial condition, and results of operations. Our patents expire on various dates through 2031.

The costs associated with the protection of our know-how, trade secrets, intellectual property, and our proprietary rights and technology are ongoing. Third parties or employees may infringe or misappropriate our proprietary technologies or other intellectual property rights. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available. Failure to protect or enforce our intellectual property rights may undermine our competitive position, and protecting our rights or defending against third-party allegations of infringement may be costly, which could have a material adverse effect on our business, financial condition, and results of operations.

Any acquisitions or joint ventures we make could disrupt and materially harm our business.

We may grow through acquisitions of complementary businesses, products or technologies, or by entering into joint ventures. Acquisitions or strategic alliances involve numerous risks, including:

•	difficulties in the integration of the acquired businesses or incorporating joint ventures;
•	the diversion of our management team’s attention from other business concerns;
•	uncertainties in assessing the value, strengths, and potential profitability of, and identifying the extent of all weaknesses of, acquisition candidates;
•	the assumption of unknown liabilities, including environmental, tax, pension, and litigation liabilities, and undisclosed risks impacting the target;
•	adverse effects on existing customer and supplier relationships;
•	incurrence of substantial indebtedness;
•	potentially dilutive issuances of equity securities;
•	integration of internal controls;
•	entry into markets in which we have little or no direct prior experience;
•	the potential loss of key customers, management, and employees of an acquired business;
•	potential integration or restructuring costs;
•	the ability to achieve operating and financial synergies; and
•	unanticipated changes in business, industry, or general economic conditions that affect the assumptions underlying our rationale for pursuing the acquisition or joint venture.

We cannot ensure that we will be able to successfully integrate acquisitions or incorporate joint ventures that we undertake or that such acquisitions or joint ventures will perform as planned or prove to be beneficial to our business and results of operations. The occurrence of any one or more of these or other factors could cause us not to realize the benefits anticipated to result from an acquisition or a joint venture, which could have a material adverse effect on our business, financial condition, and results of operations.

The prices of raw materials and commodities we use are volatile.

Our business is subject to volatility in pricing of raw materials used in our manufacturing processes, such as steel scrap, steel bar, pig iron, aluminum, copper, molybdenum, and other metallic materials. The costs of these products are subject to inflationary and market pricing pressures, and as such, have fluctuated over the past several years. Certain raw materials and other commodities used in our operations are generally only available from a few suppliers. Although agreements with our suppliers generally contain pass-through price adjustments, we may experience increasing costs or reduced scrap sales due to changing material prices and timing. Furthermore, our suppliers’ inability to handle raw material cost increases may lead to delivery delays, additional costs, production issues, or quality issues with our suppliers in the future and, accordingly, could have a material adverse effect on our business, financial condition, and results of operations.

Although we also maintain pass-through arrangements with most of our customers, we may not always be able to effectively offset all of our increased raw material costs. Our ability to pass through increased raw material costs to our customers may be limited, and the recovery may be less than our cost or on a delayed basis, which impacts our operating income. These pricing pressures put significant operational and financial burdens on us and our suppliers. Our suppliers’ inability to absorb raw material cost increases may lead to delivery delays, additional costs, production issues, or quality issues with suppliers in the future. To the extent we are unable to offset raw material and commodity price increases and fluctuations by passing price increases to our customers, such price fluctuations or delays could have a material adverse effect on our business, financial condition, and results of operations.

We could be materially adversely affected by any failure to maintain a competitive cost structure.

We believe that our strong operating margins and cash flow generation are the result of our strong customer relationships, innovative metal forming process technologies, broad product portfolio, and disciplined capital investment approach. There are many factors that could affect our ability to manage our cost structure that we are not able to control, including the need for unexpected significant capital expenditures and unexpected changes in commodity or component pricing that we are unable to pass on to our customers. As a result, we may be unable to manage our operations to profitably meet current and expected market demand. Additionally, we have substantial indebtedness of approximately $1,884.4 million as of December 31, 2015. Our inability to maintain our cost structure could adversely impact our operating margins and our results of operations.

We may incur significant costs if we close any of our manufacturing facilities.

We may, from time to time, close high cost or less efficient manufacturing facilities. If we must close any of our facilities because of the consolidation of facilities, loss of business, or cancellation of Programs for which we manufacture products, the employee severance, asset retirement, and other costs to close these facilities may be significant. In certain locations where our facilities are subject to leases, we may continue to incur significant costs in accordance with the existing lease terms. We may be unsuccessful in renegotiating these leases or we may need to make large settlements or take other actions to terminate our leases. We attempt to align production capacity with demand; however, we cannot provide any assurance that we will not close manufacturing facilities in the future, which could result in adverse publicity and have a material adverse effect on our business, financial condition, and results of operations.

We may incur significant costs at our facility in Sandusky, Ohio.

We currently manufacture wheel bearings for a large OEM customer at our facility in Sandusky, Ohio (the “Sandusky facility”). As part of our customer contract, we received labor subsidies from this OEM customer which expired in September 2015. Concurrently with such expiration, our union contract at the Sandusky facility expired, and since that time the Sandusky facility has been operating under the last contract offer presented to the union. Although we are continuing to operate under normal production conditions while we negotiate in good faith with the union, we may be unsuccessful in obtaining a ratified contract, which may cause significant labor disruptions or result in the discontinuation of operations at the Sandusky facility in the future. While continued layoffs and other cost reduction actions are planned, we may operate the Sandusky facility for a period of time with losses if we are unable to generate enough new revenue from current or new customers to offset known business attrition and potential wind-down and closure costs. The attrition of these programs could also impact the profitability of certain of our North American forging facilities, from which a majority of the raw forged inputs to the manufacture of wheel bearings are sourced.

If we cease operations at the Sandusky facility, we may incur closure costs such as employee severance, asset disposition and other costs. For example, the lease term of the Sandusky facility continues to 2033 at approximately $4 million per year in lease payments. We may be unsuccessful in renegotiating the Sandusky facility lease or we may need to make settlements or take other actions to terminate this lease and related obligations. The closure of the Sandusky facility could also result in adverse publicity or labor disruptions and have a material adverse effect on our business, financial condition, and results of operations.

We are subject to environmental and safety requirements and risks as a result of which we may incur significant costs, liabilities, and obligations.

We are subject to a variety of environmental and safety laws, regulations, initiatives, and permits that govern, among other things: activities or operations that may have an adverse environmental effect; soil, surface water, and groundwater contamination; the generation, storage, handling, use, disposal, and transportation of hazardous materials and waste; the emission and discharge of materials, including greenhouse gases into the environment; and health and safety. Failure to comply with these laws, regulations or permits could result in fines or sanctions, obligations to investigate or remediate existing or potential contamination, third-party property damage claims, personal injury claims, or modification or revocation of operating permits and may lead to temporary or permanent business interruptions. Environmental laws, regulations, and permits and the enforcement thereof change frequently and have tended to become increasingly stringent over time, which may necessitate substantial capital expenditures or operating costs or may require changes of production processes. Compliance with the requirements of laws and regulations affect ongoing operations and may increase capital costs and operating expenses, particularly if the applicable laws and regulations become increasingly stringent or more stringently enforced in the future. In addition, we may be required to use different materials in our production due to changing environmental restrictions or due to customer specifications. Material substitution may cause us to incur additional capital and operating costs.

We endeavor to conduct our operations according to all legal requirements, but we may not be in complete compliance with such laws and regulations at all times. We use, and in the past have used, hazardous materials and we generate, and in the past have generated, hazardous wastes. In addition, many of the locations that we own or operate used hazardous materials either before or after we began operating at those locations. We may be subject to claims under foreign, federal, state, and local statutes, and/or common law doctrines for personal injury, property damages, natural resource damages, and other damages, as well as the investigation and cleanup of soil, surface water, groundwater, and other media. Such claims may arise out of current or former activities at sites that we own or operate currently, as well as at sites that we owned or operated in the past, and at contaminated sites that have always been owned or operated by third parties. Our liability for such claims may be joint and several, so that we may be held responsible for more than our share of the remediation costs or other damages, or even for the entire cost without being entitled to claim compensation from third parties. We have from time to time been subject to claims arising out of contamination at our own and other facilities and may incur such liabilities in the future. Our costs, liabilities, and obligations relating to environmental matters may have a material adverse effect on our business, financial condition, and results of operations.

We are subject to governmental regulations that are already extensive and are growing, which will increase our costs.

We and the automotive industry as a whole are subject to a variety of federal, state, local, and foreign laws and regulations, including those relating to the reporting of certain claims, and those affecting taxes and levies, healthcare costs, and safety, international trade, and immigration, among other things, all of which may have a direct or indirect effect on our business. In addition, compliance with complex U.S. and foreign laws and regulations that apply to our international operations increases our cost of doing business and in some cases restricts our ability to conduct business. These regulations are numerous and sometimes conflicting, and include import and export laws, sanctioned country restrictions, competition (or antitrust) laws, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the U.K. Bribery Act, data privacy requirements, tax laws, and accounting requirements. Violations of these laws and regulations could result in civil and criminal fines, penalties, and sanctions against us, our officers, or our current or former employees, as well as prohibitions on the conduct of our business and on our ability to offer our products in one or more countries, and could have a material adverse effect on our business, financial condition, and results of operations.

Foreign, federal, state, and local regulatory and legislative bodies have proposed various legislative and regulatory measures relating to climate change, regulating greenhouse gas emissions and energy policies. Due to the uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, we cannot currently determine the effect such legislation and regulation may have on our operations or on the production of, or demand for, vehicles. Additionally, our OEM customers are subject to significant environmentally focused state, federal, and foreign laws and regulations that regulate vehicle emissions, fuel economy, and other matters related to the environmental impact of vehicles. To the extent that such laws and regulations ultimately impact automotive vehicle production, they could have a material adverse effect on our business, financial condition, and results of operations.

We may incur material costs related to legal proceedings.

From time to time we are involved in legal proceedings, claims, or investigations that are incidental to the conduct of our business. Some of these claims allege damages against us relating to product warranties, environmental liabilities, regulatory violations, taxes, employment matters, or commercial or contractual disputes. Estimated warranty costs related to product warranties are accrued once the liability has become both probable and reasonably estimable, and we do not maintain insurance for nonconforming product recalls in the United States. We may incur substantial warranty expense related to existing or new products now or in the future or expansion in customer warranty programs. We cannot ensure that the costs, charges, and liabilities associated with legal proceedings, claims, or investigations will not be material or that those costs, charges, and liabilities will not exceed any related amounts accrued in our financial statements or be mitigated in any way by insurance. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters are resolved unfavorably to us.

We are currently, and may in the future become, subject to legal proceedings and commercial or contractual disputes. These claims typically arise in the normal course of business and may include commercial or contractual disputes with our customers and suppliers, intellectual property matters, personal injury, product liability, environmental, safety, and employment claims. These proceedings and claims could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Workforce

Our ability to operate effectively could be impaired if we are unable to recruit and retain key personnel.

Our success depends, in part, on the efforts of our executive officers and other key senior managers and employees and our ability to recruit, retain, and motivate highly-skilled sales, manufacturing, and engineering personnel. Competition for skilled employees in our industry is intense, and we may not be able to successfully recruit, train, or retain qualified personnel. If we fail to recruit and retain the necessary personnel, our ability to obtain new customers and retain existing customers, develop new products, and provide acceptable levels of customer service could suffer, which could have a material adverse effect on our business, financial condition, and results of operations.

We have entered into employment agreements with certain of our key personnel. However, we cannot ensure that these individuals will stay with us. If any of these persons were to leave our company, it could be difficult to replace them, and our operations, ability to manage day-to-day aspects of our business, and efforts to improve our cost competitiveness may be impaired, which could have a material adverse effect on our business, financial condition, and results of operations.

Any failure to maintain satisfactory labor relations could subject us to work stoppages.

Approximately 39% of our employees are members of U.S. industrial trade unions working under the terms of collective bargaining agreements or employed under international workers’ councils. There can be no assurance that future negotiations with our labor unions will be resolved favorably or that we will not experience a work stoppage or other labor disruptions. Certain terms contained in existing collective bargaining agreements may reduce our flexibility, or result in increased labor costs, to close or repurpose our manufacturing facilities. In addition, there can be no assurance that future negotiations will not result in labor cost increases or other terms and conditions. Any of these occurrences could have a material adverse effect on our business, financial condition, and results of operations.

We face pension and other postretirement benefit obligations.

Although most of our legacy pension and other postretirement benefit obligations were eliminated through our prior restructuring processes, we have limited pension and other postretirement benefit obligations to certain of our associates and retirees. Our ability to satisfy the funding requirements associated with our pension and other postretirement benefit obligations to our employees and retirees will depend on our cash flow from operations and our ability to access credit and the capital markets. The funding requirements of these benefit plans and the related expense reflected in our financial statements are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including government regulation. For example, the pensions regulator in the United Kingdom has power in certain circumstances to issue contribution notices (“CNs”) or financial support directions (“FSDs”) with respect to the underfunded United Kingdom defined benefit pension scheme (the “U.K. DB Plan”) which, if issued, could result in additional liabilities. Liabilities imposed under a CN or a FSD may equal the difference between the value of the assets of the U.K. DB Plan and the cost of buying out the benefits of participants of the U.K. DB Plan. In practice, the risk of a CN being imposed may inhibit our freedom to undertake certain corporate activities without first seeking the agreement of the trustees of the U.K. DB Plan. Additional security may need to be provided to the trustees of the U.K. DB Plan before certain corporate activities can be undertaken (such as the payment of an unusual dividend) and any additional funding of the U.K. DB Plan may have an adverse effect on our financial condition and the results of our operations. We also have unfunded or underfunded pension obligations in the U.S., Germany, France, Korea and Spain where similar changes in regulations or governmental actions could cause additional funding requirements.

Key assumptions used to value our benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate, the expected long-term rate of return on pension assets, the health care cost trend rate and assumptions underlying actuarial methods. If the actual trends in these factors are less favorable than our assumptions, we may have to contribute cash to fund our obligations under these plans, thereby reducing the funds available to fund our operations, which could have a material adverse effect on our business, financial condition, and results of operations. As of December 31, 2015, the funded status of our pension plans was an obligation totaling $33.4 million.

Risks Related to the Global Nature of Our Company

We are subject to risks related to our global operations.

For the year ended December 31, 2015, 35% of our net sales were derived from sales to customers outside the United States. We have manufacturing facilities in Brazil, China, the Czech Republic, France, Germany, Mexico, South Korea, Spain, and the United Kingdom, and a joint venture in India, all of which accounted for 23% of our net sales for the same period. We also sell our products to customers in countries in which we do not have manufacturing facilities, such as Canada, Austria, Sweden, Hungary, and Italy. Our global operations are subject to various risks, including:

•	currency exchange rate and interest rate fluctuations;
•	exposure to local economic conditions;
•	exposure to local political conditions, including expropriation of our facilities and nationalization by a government;
•	compliance with export control provisions in several jurisdictions, including the United States, the European Union, and China;
•	changes in laws and regulations, including the laws and policies of the United States and other countries affecting trade and foreign investment;
•	transport availability and costs;
•	changes in tax law;
•	unexpected changes in regulatory requirements;

•	increased risk of corruption and exposure to liabilities under the FCPA, the U.K. Bribery Act and similar laws;
•	government imposed investment and other restrictions or requirements;
•	exposure to local social unrest, including any resultant acts of war, terrorism, or similar events;
•	exposure to local public health issues and the resultant impact on economic and political conditions;
•	hyperinflation in certain countries;
•	increased reliance on local suppliers that have not proven their ability to meet our requirements;
•	the risk of government-sponsored competition;
•	difficulty enforcing agreements and collecting receivables through certain legal systems;
•	variations in protection of intellectual property and other legal rights;
•	more expansive legal rights of workers’ councils;
•	social laws that prohibit or make cost-prohibitive certain restructuring actions;
•	adverse weather and natural disasters;
•	increases in working capital requirements related to long supply chains or regional terms of business;
•	controls on the repatriation of cash, including the imposition or increase of withholding and other taxes on remittances and other payments by our subsidiaries; and
•

foreign currency exchange controls, export and import restrictions, such as antidumping duties, tariffs, and embargoes, including restrictions promulgated by the Office of Foreign Assets Control of the United States Department of the Treasury, and other trade protection regulations.

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

As a result of our global operations, we generate a significant portion of our net sales and incur a significant portion of our expenses in currencies other than the U.S. dollar. To the extent that we have significantly more costs than sales generated in a currency other than the U.S. dollar, we are subject to risk if the currency in which our costs are paid appreciates against the currency in which we generate sales because the appreciation effectively increases our cost in that country. We may selectively employ derivative instruments to reduce our foreign currency exchange risk and generally hold most of our foreign cash in U.S. dollars. This strategy and these instruments may be ineffective or may not offset more than a portion of the adverse financial impact resulting from foreign currency variations. Additionally, the financial condition, results of operations, and cash flows of some of our operating entities are reported in currencies other than the U.S. dollar and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. As a result, appreciation of the U.S. dollar against these other currencies generally will have a negative impact on our reported sales and profits while depreciation of the U.S. dollar against these other currencies will generally have a positive effect on reported sales and profits. Our primary currency exposures are the Euro, Mexican Peso, Korean Won, and Chinese Renminbi. Any significant decline in the value of these currencies as compared to the U.S. dollar may have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Capital Structure and Our Organizational Structure

Future sales of our common stock or securities convertible into or exchangeable for common stock could depress the market price of our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. Shares held by our directors, executive officers, and American Securities are eligible to be sold in the public market, subject to general trading restrictions and the requirements of Rule 144. On January 19, 2016, we filed on Form S-3 a Registration Statement (the “S-3”) with the United States Securities and Exchange Commission (the “SEC”) utilizing a “shelf” registration process.  Under the shelf registration process, we may, over time, offer and sell up to $300 million in total aggregate offering price of any combination of common stock, preferred stock, debt securities, warrants, or units as described in the S-3. In addition, the selling stockholders, as listed in the S-3, may offer and sell, from time to time, in one or more offerings, up to 53,187,376 shares of our common stock.  Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to or could sell shares, could reduce the market price of our common stock. Any decline in the price of shares of our common stock could impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

As of December 31, 2015, American Securities directly or indirectly held approximately 75.7% of the voting power of our outstanding common stock. As a result, American Securities is able to strongly influence the election of our directors and potentially control the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales, and other significant corporate transactions.

The interests of American Securities may not coincide with the Company’s or the best interests of other holders of our common stock. This concentration of voting power could also have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to other holders of our common stock.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.

As of December 31, 2015 we had total indebtedness of $1,884.4 million, including $1,022.2 million and $244.2 million in aggregate principal amount of indebtedness under the USD Term Loan and Euro Term Loan, respectively, and $600.0 million aggregate principal amount of the Senior Notes.  As of December 31, 2015 we had an additional $237.4 million of borrowing capacity available under the Revolving Credit Facility after giving effect to $12.6 million of outstanding letters of credit. This high level of indebtedness could have significant negative consequences, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;
•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing funds available for working capital, capital expenditures, acquisitions, selling and marketing efforts, product development, future business opportunities, and the ability to pay any future dividends;

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

•

limiting our ability to borrow additional funds or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, product development, and other corporate purposes;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; and
•

limiting our flexibility in planning for or reacting to changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

The occurrence of any one or more of these events could have a material adverse effect on our business, financial condition, and results of operations. If we add new debt to our outstanding debt levels, the risks related to our indebtedness would increase.

We, our customers, or our suppliers may be unable to obtain and maintain sufficient debt financing, including working capital lines.

Interest rate fluctuations, financial market volatility, and global credit market disruptions have made and may continue to make it difficult for companies to raise and maintain necessary operating liquidity. While we believe we have sufficient liquidity to operate, there can be no assurance that we will continue to have such ability. Our working capital requirements can vary significantly depending, in part, on the level, variability, and timing of the worldwide vehicle production of our OEM customers and the payment terms with our customers and suppliers. Our liquidity could be adversely impacted if circumstances arose causing our suppliers to suspend trade credit terms and require payment in advance or payment upon delivery. In addition, we may be required to raise capital from other sources, which may not be available to us on satisfactory terms and in adequate amounts, if at all.

Many of our customers and suppliers require significant financing to operate their businesses. Longer-term disruptions in the credit markets could further adversely affect our customers by making it increasingly difficult for them to obtain financing for their businesses and for their customers to obtain financing for vehicle purchases. If capital is not available to our customers and suppliers, or if its cost is prohibitively high, their businesses would be negatively impacted, which could result in their restructuring or even reorganization or liquidation under applicable bankruptcy laws. As a result, the need of our customers for and their ability to purchase our products may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. Any inability of our customers to pay us for our products and services, or any demands by suppliers for different payment terms, could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, our suppliers may not be successful in generating sufficient sales or securing alternate financing arrangements and therefore, may no longer be able to supply goods and services to us. In that event, we would need to find alternate sources of these goods and services, and there is no assurance that we would be able to find such alternate sources on favorable terms, if at all. Any such disruption in our supply chain could adversely affect our ability to manufacture and deliver our products on a timely basis, which in turn could have a material adverse effect on our business, financial condition, and results of operations.

We cannot assure you that we will pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock.

Our ability to pay cash dividends on our common stock is subject to our compliance with applicable law and depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements, business prospects, and other factors that our Board of Directors may deem relevant. Our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization or agreements of our subsidiaries, including agreements governing the Senior Credit Facilities and the Registered Notes. Future agreements may also limit our ability to pay dividends. There can be no assurance that we will continue to pay dividends.

Some provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may deter third parties from acquiring us and diminish the value of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws provide for, among other things:

•	restrictions on the ability of our stockholders to call a special meeting and the business that can be conducted at any such meeting;
•	prohibition on the ability of our stockholders to remove directors elected by the holders of our common stock without cause;
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

Our amended and restated certificate of incorporation provides that, subject to certain exceptions, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by, or any wrongdoing by, any of our directors, officers, or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation (including as it may be amended from time to time) or our bylaws, (iv) any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or our bylaws, or (v) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are headquartered in Southfield, Michigan in 11,000 square feet of leased offices. These offices are utilized for management offices as well as certain sales, human resources, legal, finance, and audit functions. Our manufacturing is conducted in 55 production facilities strategically located close to our customers’ operations in 11 countries throughout North and South America, Europe, and Asia. Our 61 worldwide locations also support sales, engineering, administrative, and distribution functions. Approximately 38 of our facilities are leased or subject to land leases. We believe that our facilities are suitable and adequate to meet our current and reasonably anticipated needs.

The table below highlights our locations across the world.

Region	Segment	Location	Primary Process Description
North America	Corporate	Southfield, MI	Headquarters / Administrative / Sales / Finance
	Grede	Bessemer, AL	Iron Casting
	Grede	Bessemer, AL	Foam Pattern Molding
	Grede	Brewton, AL	Iron Casting
	Grede	Columbiana, AL	Iron Casting
	Grede	New Castle, IN	Iron Casting
	Grede	Kingsford, MI	Iron Casting
	Grede	Southfield, MI	Administrative / Finance
	Grede	St. Cloud, MN	Iron Casting
	Grede	Biscoe, NC	Iron Casting & Machining
	Grede	Browntown, WI	Iron Casting
	Grede	Menomonee Falls, WI	Machining
	Grede	Oconomowoc, WI	Machining
	Grede	Reedsburg, WI	Iron Casting
	Grede	Wauwatosa, WI	Iron Casting
	Grede	Apodaca, Mexico	Iron Casting
	Grede	El Carmen, Mexico	Iron Casting
	HHI	Fort Smith, AR	Assembly & Distribution
	HHI	Paris, AR	Machining & Assembly
	HHI	Subiaco, AR	Powder Metal & Machining
	HHI	Bolingbrook, IL	Machining & Assembly
	HHI	Chicago, IL	Forging
	HHI	Chicago, IL	Forging
	HHI	Naperville, IL	Assembly
	HHI	Columbus, IN	Forging
	HHI	Columbus, IN	Forging
	HHI	Remington, IN	Forging
	HHI	Coldwater, MI	Forging
	HHI	Fraser, MI	Forging & Machining
	HHI	Royal Oak, MI	Forging / Administrative / Finance
	HHI	Troy, MI	Forging
	HHI	Sandusky, OH	Machining & Assembly
	HHI	Aguascalientes, Mexico	Warehouse
	Metaldyne	Bluffton, IN	Machining & Assembly
	Metaldyne	Fremont, IN	Machining & Assembly
	Metaldyne	North Vernon, IN	Powder Metal & Machining
	Metaldyne	Litchfield, MI	Machining & Assembly
	Metaldyne	Plymouth, MI	Administrative / Sales / Finance / Engineering
	Metaldyne	Warren, MI	Tooling
	Metaldyne	Twinsburg, OH	Aluminum Die Casting
	Metaldyne	Ridgway, PA	Powder Metal & Machining
	Metaldyne	St. Marys, PA	Powder Metal & Machining
	Metaldyne	Ramos Arizpe, Mexico	Powder Metal & Machining
	Metaldyne	Ramos Arizpe, Mexico	Machining & Assembly

South America	Metaldyne	Indaiatuba, Brazil	Powder Metal & Machining

Europe	Metaldyne	Oslavany, Czech Republic	Machining & Assembly
	Metaldyne	Zbysov, Czech Republic	Machining & Assembly
	Metaldyne	Halifax, England	Machining & Assembly
	Metaldyne	Decines, France (Lyon #2)	Machining & Assembly
	Metaldyne	Lyon, France	Machining & Assembly
	Metaldyne	Dieburg, Germany	Sales / Engineering

	Metaldyne	Nurnberg, Germany	Machining & Assembly
	Metaldyne	Zell, Germany	Forging & Machining
	Metaldyne	Kopstal, Luxembourg	Administrative / Finance
	Metaldyne	Barcelona, Spain	Machining & Assembly
	Metaldyne	Valencia, Spain	Powder Metal

Asia	HHI	Huzhou City, China (JV)	Forging
	Metaldyne	Suzhou, China	Powder Metal, Aluminum Die Casting, Machining & Assembly
	Metaldyne	Jamshedpur, India (JV)	Machining & Assembly
	Metaldyne	Yokohama, Japan	Sales / Engineering
	Metaldyne	Pyeongtaek, South Korea	Machining & Assembly

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are subject to various legal actions and claims incidental to our business, including those arising out of breach of contracts, product warranties, regulatory matters, and employment-related matters. It is our opinion that the outcome of such matters will not have a material adverse impact on our consolidated financial position, results of operations, or cash flows. However, the final amounts required to resolve these matters could differ materially from our recorded estimates. See Note 20 of the notes to the consolidated financial statements contained within “Item 8. Financial Statements and Supplementary Data.”

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

The Company’s common stock is listed on the NYSE and trades under the symbol MPG.  As of February 25, 2016, there were 23 holders of record of our common stock.

For the period from December 12, 2014 (the date the Company’s common stock began trading on the NYSE) to December 31, 2014, the high and low prices per share of our common stock were $17.59 and $14.57, respectively.  The high and low sale prices per share of the Company’s common stock for each quarter of fiscal year 2015 were as follows:

Quarter Ended	High	Low
December 31, 2015	$24.62	$17.64
September 27, 2015	22.50	17.51
June 28, 2015	20.06	17.27
March 29, 2015	20.72	16.02

Dividends

The following sets forth all dividends declared and paid by us since our formation on June 9, 2014:

Date Declared	Date Paid	Dividend per share
October 28, 2015	December 3, 2015	$0.09
July 29, 2015	August 31, 2015	0.09
March 10, 2015	May 26, 2015	0.09

On February 24, 2016, our board of directors declared a dividend of $0.09 per share, payable April 26, 2016 to stockholders of record as of April 12, 2016.

Our ability to pay dividends is restricted under our indenture agreements. The indenture agreements restrict the payment of dividends except (i) to pay reasonable estimated amount of taxes as long as not prohibited by applicable laws, (ii) to pay legal, accounting, and reporting expenses, (iii) to pay general and administrative costs and expenses, and reasonable directors fees, and expenses, (iv) to repurchase stock owned by employees, (v) for management or similar fees, (vi) to pay franchise or similar taxes to maintain corporate existence, and (vii) to pay dividends up to $30.0 million or 6% of the net cash proceeds from an underwritten public offering of our common stock. For additional information regarding the indenture agreements, see Note 11 of the notes to the consolidated financial statements contained within “Item 8. Financial Statements and Supplementary Data.”

Issuer Purchases of Equity Securities

On February 24, 2016, our board of directors authorized a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase price not to exceed $25.0 million.  Subject to applicable rules and regulations, the shares may be repurchased through open market purchases, privately negotiated transactions, or otherwise. The Share Repurchase Program expires in February, 2017, and may be terminated or amended by the Company’s board of directors in its discretion at any time. As of the date of this filing, no shares of our outstanding common stock have been repurchased by the Company under the Share Repurchase Program or otherwise.

Securities Authorized for Issuance under Equity Compensation Plans

	As of December 31, 2015
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(In millions)		(In millions)
Equity compensation plans post-IPO
Equity compensation plans pre-IPO (1)	7.4	$ 11.58 (2)	2.3

(1)Represents awards issued under plans in place prior to the IPO.

(2)Weighted-average exercise price for 6.4 million options outstanding; excludes restricted share awards.

Performance Graph

The line graph below compares the cumulative total stockholder return on the S&P Mid Cap 400 Index, Metaldyne Performance Group Inc., and a peer group of companies for the period from December 12, 2014 (the date the Company’s common stock began trading on the NYSE) to December 31, 2015, assuming a fixed investment of $100 made at the respective closing prices on December 12, 2014 and the reinvestment of cash dividends.

	December 12, 2014	December 31, 2014	December 31, 2015
MPG	$100.00	114.89	123.32
S&P MID CAP 400 Index	100.00	103.57	99.73
Peer Group (1)	100.00	105.54	96.87

(1)	The peer group consisted of BorgWarner Inc., Delphi Automotive PLC, American Axle and Manufacturing Holdings Inc., Linamar Corp, Dana Holding Corporation, and Magna International.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical financial data for the periods and as of the dates indicated. The consolidated statements of operations data for the years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements that are included “Item 8. Financial Statements and Supplemental Data.” The consolidated statements of operations data for periods before year ended December 31, 2013 and the consolidated balance sheet data as of December 31, 2012 and 2011 are derived from audited consolidated financial statements that are not present elsewhere in this 10-K.

Our historical results are not necessarily indicative of future operating results. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and included “Item 8. Financial Statements and Supplemental Data.”

	Successor				Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Successor Period 2012	Predecessor Period 2012	Year Ended December 31, 2011
	(In millions, except per share data)
Statement of Operations Data:
Net sales	$3,047.3	2,717.0	2,017.3	205.3	680.5	787.3
Cost of sales	2,531.3	2,294.1	1,708.7	199.5	559.0	643.4
Gross profit	516.0	422.9	308.6	5.8	121.5	143.9
Selling, general and administrative expenses	249.6	194.6	123.2	14.4	116.6	34.7
Acquisition costs	—	13.0	—	25.9	13.4	—
Goodwill impairment	—	11.8	—	—	—	—
Operating profit (loss)	266.4	203.5	185.4	(34.5)	(8.5)	109.2
Interest expense, net	107.5	99.9	74.7	11.1	25.8	31.6
Loss on debt extinguishment	0.4	60.7	—	—	—	—
Other, net	(15.4)	(11.3)	17.8	1.5	2.4	6.3
Other expense. net	92.5	149.3	92.5	12.6	28.2	37.9
Income (loss) before tax	173.9	54.2	92.9	(47.1)	(36.7)	71.3
Income tax expense (benefit)	48.1	(19.1)	35.0	(15.2)	(11.1)	24.6
Net income (loss)	125.8	73.3	57.9	(31.9)	(25.6)	46.7
Income attributable to noncontrolling interest	0.4	0.4	0.3	—	0.2	0.1
Net income (loss) attributable to stockholders	$125.4	72.9	57.6	(31.9)	(25.8)	46.6

Net income (loss) per share attributable to stockholders:
Basic	$1.86	1.09	0.86	(0.48)	(1.46)	2.64
Diluted	1.80	1.06	0.86	(0.48)	(1.46)	2.64
Basic weighted average shares outstanding	67.3	67.1	67.1	67.1	17.7	17.7
Diluted weighted average shares outstanding	69.7	68.5	67.1	67.1	17.7	17.7

Statement of Cash Flows Data:
Cash flows from operating activities	$330.0	305.4	234.3	(1.8)	64.7	50.9
Cash flows from investing activities	(222.7)	(984.9)	(116.7)	(1,515.0)	(31.3)	(22.7)
Cash flows from financing activities	(86.2)	776.7	(91.1)	1,557.1	(27.3)	(24.3)
Effect of exchange rates	(9.4)	(8.9)	1.4	—	0.3	(0.5)
Net increase (decrease) in cash and cash equivalents	$11.7	88.3	27.9	40.3	6.4	3.4

Balance Sheet Data:
Cash and cash equivalents	$168.2	156.5	68.2	40.3	Not applicable	4.2
Property and equipment, net	786.0	750.2	539.5	546.2	Not applicable	130.0
Total assets	3,177.2	3,224.6	2,216.8	2,250.2	Not applicable	361.5
Long-term debt, including capital lease obligations	1,883.7	1,960.2	1,259.7	1,075.7	Not applicable	331.4
Total debt	1,884.4	1,961.8	1,280.0	1,083.0	Not applicable	331.4
Total liabilities	2,538.2	2,699.7	1,891.6	1,729.7	Not applicable	453.2
Total stockholders’ equity (deficit)	639.0	524.9	325.2	520.5	Not applicable	(91.7)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our historical combined financial statements covers periods before the Combination. Accordingly, the discussion and analysis of such periods does not reflect the significant impact the Combination will have on our results of operations. As a result, our historical results of operations and our pro forma results of operations may not be indicative of our future results of operations. See “Item 1A. Risk Factors,” and “—Liquidity and Capital Resources.” In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, our liquidity and capital resources, and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “Item 1A. Risk Factors” and “Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by the forward-looking statements. You should read the following discussion together with the sections entitled “Item 1A. Risk Factors,” and “Item 6. Selected Historical Financial Data” and the notes to the consolidated financial statements contained within “Item 8. Financial Statements and Supplementary Data.”

Overview

We are a leading provider of highly-engineered components for use in Powertrain and Safety-Critical Platforms for the global light, commercial, and industrial vehicle markets. We produce these components using complex metal-forming manufacturing technologies and processes for a global customer base of vehicle OEMs and Tier I suppliers. We are headquartered in Southfield, Michigan, and our manufacturing is conducted in 55 production facilities located throughout North and South America, Europe, and Asia.

Our History, the Combination and the IPO

Our business represents the reorganization of the businesses of HHI, Metaldyne, and Grede.

HHI manufactures highly-engineered components for the North American light vehicle market. These components include transmission components, driveline components, wheel hubs, axle ring and pinion gears, sprockets, balance shaft gears, timing drive systems, variable valve timing (“VVT”) components, transfer case components, and wheel bearings. HHI was formed in 2005, completed the strategic acquisitions of Impact Forge Group, LLC and Cloyes Gear and Products, Inc. and, following a §363 U.S. Bankruptcy Court supervised sale process, acquired certain assets and assumed specified liabilities from FormTech LLC, Jernberg Holdings, LLC, and Delphi Automotive PLC’s wheel bearing operations. HHI was acquired by American Securities and certain members of HHI management on October 5, 2012 (the “HHI Transaction”). The purchase price for the HHI Transaction, net of cash and cash equivalents acquired, was $722.2 million. The purchase price was funded by cash from capital contributions of $254.7 million and $505.0 million in term loan debt.

Metaldyne manufactures highly-engineered Powertrain components for the global light vehicle markets. These components include connecting rods, VVT components, balance shaft systems, engine crankshaft dampers, net formed differential gears and pinions and assemblies, differential assemblies, valve bodies, hollow and solid shafts, clutch modules, and assembled end covers. Metaldyne was formed in 2009 as a new entity to acquire certain assets and assume specified liabilities from Oldco M Corporation following a §363 U.S. Bankruptcy Court supervised sale process. Oldco M Corporation was previously formed in 2000 when MascoTech, Inc., a then-publicly traded company, was taken private and acquired Simpson Industries, Inc., another then-public company. Metaldyne was acquired by American Securities and certain members of Metaldyne management on December 18, 2012 (the “Metaldyne Transaction”). The purchase price for the Metaldyne Transaction, including contingent consideration, was $796.6 million net of cash and cash equivalents acquired. The Metaldyne Transaction was financed through a $620.0 million senior secured credit facility, which included a $75.0 million revolving credit facility (of which $6.0 million was outstanding at December 18, 2012), by cash from capital contributions of $295.0 million and $175.0 million of Metaldyne’s existing cash at December 18, 2012.

Grede manufactures highly-engineered components for the light, commercial, and industrial (agriculture, construction, mining, rail, wind energy and oil field) vehicle and equipment end-markets. These components include turbocharger housings, differential carriers and cases, scrolls and covers, brake calipers and housings, knuckles, control arms, and axle components. Grede was formed in 2010 through a combination of the assets of the former Grede Foundries, Inc. and Citation Corporation, following a §363 U.S. Bankruptcy Court supervised sale process. Subsequently, Grede acquired Foseco-Morval Inc., GTL Precision Patterns Inc., Paxton-Mitchell Corporation, Virginia Castings Industries LLC, Teknik S.A. de C.V., and Novocast S.A. de C.V., and established an alliance with Georg Fischer Automotive AG (Europe / China). Grede was acquired by American Securities and certain members of Grede management on June 2, 2014 (the “Grede Transaction”). The purchase price for the Grede Transaction was $829.7 million, net of cash and cash equivalents acquired. The purchase price was funded by $258.6 million in cash from capital contributions

$600.0 million in borrowings under Grede’s term loan credit facility and $75.0 million in borrowings under Grede’s revolving credit facility (of which $1.0 million was outstanding at June 2, 2014).

The Combination

HHI, Metaldyne, and Grede were reorganized on August 4, 2014 through the mergers of three separate wholly-owned merger subsidiaries of MPG. As a result, HHI, Metaldyne, and Grede became wholly owned subsidiaries of MPG. These transactions are referred to as the Combination. The Combination has been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests, that is, the bases of accounting of HHI, Metaldyne, and Grede were carried over to MPG. See Note 2 of the notes to the consolidated financial statements contained within “Item 8. Financial Statements and Supplementary Data.”

The Refinancing

On October 20, 2014, MPG Holdco, our wholly owned subsidiary, entered into senior credit facilities in the aggregate amount of $1,600.0 million (the “Senior Credit Facilities”). The Senior Credit Facilities provide for (i) the seven-year $1,350.0 million Term Loan Facility and (ii) the five-year $250.0 million revolving credit facility (the “Revolving Credit Facility”). The Senior Credit Facilities rank guaranteed by MPG and substantially all of our existing and future domestic restricted subsidiaries and are secured by substantially all of our and the guarantors’ assets on a first lien basis, subject, in each case, to certain limitations. On May 8, 2015, the Term Loan Facility was refinanced pursuant to an amendment (the “First Amendment”) with a $1,072.6 million U.S. Dollar denominated term loan (the “USD Term Loan”) and a €225.0 million term loan (the “Euro Term Loan” and together, the “Refinanced Term Loan Facility”).  The Refinanced Term Loan Facility has substantially the same terms as the Term Loan Facility, except that the Refinanced Term Loan Facility has reduced interest rate margins.  On October 20, 2014, MPG Holdco also entered into an indenture pursuant to which it issued $600.0 million aggregate principal amount of its 7.375% senior notes due 2022 (the “Senior Notes”). The Senior Notes are pari passu in right of payment with the Senior Credit Facilities, but are effectively subordinated to the Senior Credit Facilities to the extent of the value of the assets securing such indebtedness. For further information on the Senior Credit Facilities, see “—Liquidity and Capital Resources.”

The net proceeds of the Senior Notes and the borrowings under the Senior Credit Facilities, together with cash on hand, were used to prepay all amounts outstanding under each of HHI, Metaldyne, and Grede’s existing senior secured credit facilities as described below:

•	the HHI Credit Facilities consisting of (i) the HHI Term Loans in an original aggregate principal amount of $735.0 million and (ii) the $75.0 million HHI Revolver;
•

the Metaldyne Credit Facilities consisting of (i) the U.S. Dollar Metaldyne Term Loans in an original aggregate principal amount of $537.0 million, (ii) the Euro denominated Metaldyne Term Loans in an original aggregate principal amount of €100.0 million, and (iii) the $75.0 million Metaldyne Revolver; and

•	the Grede Credit Facilities consisting of (i) Grede Term Loans in an original aggregate principal amount of $600.0 million and (ii) the $75.0 million Grede Revolver.

Collectively, we refer to these refinancing transactions and the payment of fees and expenses related to the foregoing as the “Refinancing.”

The IPO

On December 12, 2014 a portion of the Company’s common stock was offered for sale by affiliates of American Securities. As of December 31, 2015, American Securities owned 75.7% of our outstanding common stock. As a result, American Securities is able to exert significant voting influence over fundamental and significant corporate matters and transactions. “Item 1A. Risk Factors—Risks Related Our Capital Structure and Our Organizational Structure.”

Basis of Presentation

As a result of the Grede Transaction and the Combination, our results of operations include:

•	the results of HHI and Metaldyne for the years ended December 31, 2013, 2014, and 2015; and
•	the results of Grede from June 2, 2014 through December 31, 2014 and for the year ended December 31, 2015.

We operate on a 13 week fiscal quarter which ends on the Sunday nearest to March 31, June 30, or September 30, as applicable.  Our fiscal year ends on December 31.

Factors Affecting the Comparability of Our Results of Operations

As a result of a number of factors, our results of operations for 2013, 2014, and 2015 are not comparable.  Also, our historical results of operations may not be comparable to our results of operations in future periods and our results of operations may vary from period to period. The following is a brief discussion of the key factors impacting the comparability of our results of operations.

The Grede Transaction and the Combination

As a result of each of the Grede Transaction and the Combination, our revenue and expenses have increased significantly and periods prior to the Grede Transaction or the Combination are not comparable to periods after each of them. The main aspects of the Grede Transaction and the Combination affecting comparability include:

•	Our Historical Results Do Not Reflect All of Our Businesses. Our results for the periods prior to June 2, 2014, the date of the Grede Transaction, do not include the results of Grede.
•

Transaction-Related Costs. In connection with the Grede Transaction, we incurred $13.0 million of non-recurring transaction-related expenses, principally professional and sponsor fees. These transaction costs were included in acquisition costs for 2014 and will not recur in future periods. In addition, in connection with the Combination, we incurred additional transaction-related expenses of $1.5 million that were recorded as transaction-related costs in the year ended December 31, 2014.

•	Increased Interest Expense. In connection with the Grede Transaction, we assumed indebtedness and incurred additional indebtedness, which increased our interest expense.
•

Increased Depreciation and Amortization Expense. The Grede Transaction was accounted for as a purchase. As such, the assets acquired and liabilities assumed and non-controlling interests were measured and reported in our financial statements at fair value. Since and including the Grede Transaction, we (i) recorded goodwill and other net intangible assets of $369.1 million and (ii) significantly increased the value of property and equipment with the step-up to fair value.

•

Stock-Based Compensation. In connection with the Grede Transaction, the Combination and modification of certain awards, we incurred stock-based compensation expense, which is included in selling, general, and administrative expense for the relevant period. We will incur additional stock-based compensation expense in future periods.

•	Income Taxes. In connection with each of the Grede Transaction, significant book and tax differences were accounted for in deferred taxes.

Operational Changes

As a result of several factors, including our assessment of plant performance, facilities and equipment operating condition, availability of labor, and related operating costs, we may close or consolidate production lines or entire plants. These changes can result in the transfer or reduction of business, impairment losses, costs to transfer operations to a new plant, and other expenses. In 2015, Grede closed its Berlin, Wisconsin facility, which resulted in an impairment loss and a decrease in net sales in subsequent periods.

Foreign Currency Fluctuations

As a result of our global operations, we generate a significant portion of our net sales and incur a substantial portion of our expenses in currencies other than the U.S. dollar. As a result, our net sales, cost of sales, operating expenses, and certain assets and liabilities fluctuate as the value of such currencies fluctuate in relation to the U.S. dollar. In addition, the results of operations of some of our operating entities are reported in currencies other than the U.S. dollar and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. As a result, appreciation of the U.S. dollar against these other currencies generally will have a negative impact on our reported sales and profits while depreciation of the U.S. dollar against these other currencies will generally have a positive effect on reported sales and profits. Our primary currency exposure is to the Euro in addition to exposure to Mexican Peso, Korean Won and Chinese Renminbi. We have not entered into any significant foreign currency exchange contracts to mitigate this risk.

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

Stock-based Compensation

In conjunction with the Combination and the IPO and in subsequent periods, we issued and expect to issue long-term equity incentive awards in the form of restricted shares or stock options to our officers, key employees, and non-employees. The result will be an increase in our selling, general, and administrative expenses in future periods as the grant-date value of the awards are recognized in expense over the vesting term of the awards. The following grants and modifications of stock-based compensation awards impact the year to year comparability of our results of operations:

•

In connection with the Combination, we issued 1.6 million options to acquire MPG common stock with a total grant-date value of $17.8 million, of which $7.9 million was recognized in expense immediately in 2014 and the remainder will be recognized in expense over a four-year vesting period.

•

In connection with the IPO, in December 2014, we issued restricted stock awards and restricted stock unit awards with a total grant-date value of $12.7 million, which is to be recognized in expense over the vesting periods of the awards.

•	During 2015, we issued stock-based compensation awards having a total grant-date fair value of $19.1 million, which is to be recognized in expense over the three-year vesting period of the awards.
•	During 2015, we modified certain awards in connection with the departure of certain employees which resulted in $11.7 being expensed immediately in 2015.

Our Segments

We are organized in, operate and report our results of operations for three segments:

•	HHI segment, which is comprised of the HHI business;
•	Metaldyne segment, which is comprised of the Metaldyne business; and
•	Grede segment, which is comprised of the Grede business.

We allocate the corporate costs of MPG equally among the three segments due to their similar size and nature of the costs, unless the costs are directly associated with one or more segments.

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

Supply Dynamics

During 2008 and 2009 a significant amount of the automotive forging and casting capacity was removed from the North American market. In addition, the number of light vehicle Powertrain and Safety-Critical component suppliers declined significantly. Capacity has not rebounded to historical levels due to the magnitude of the investment and the length of time required in opening new facilities, acquiring equipment, and navigating environmental permitting processes. These trends have impacted and will continue to impact our net sales and gross profit.

Globalization of Platforms

In recent years, light vehicle OEMs have increasingly consolidated their vehicle engine and transmission Platforms with localized sourcing to improve supply chain efficiency, reduce unit cost, and increase profitability. As a result of our global manufacturing footprint, these trends have impacted and may continue to impact our net sales and gross profit.

Pricing

Cost-cutting initiatives by vehicle OEMs, as well as ongoing value analysis/value engineering (“VA/VE”) activity, result in changes to the pricing of our products. Many of our long-term contracts with our customers require us to reduce our prices in subsequent years, and all of these contracts provide for pricing adjustments for engineering changes and other changes to specifications. We have historically mitigated the impact of pricing on our margins through working with our customers on VA/VE activities, which generally result in reduced prices in conjunction with reduced costs. We also focus on ongoing cost reductions and increases in manufacturing efficiencies throughout our operations. Our profitability in future periods depends, in part, on our ability to generate sufficient production cost savings as well as VA/VE projects and other efficiency improvements to offset any future price reductions.

Key Components of Results of Operations

Net Sales

We generate net sales primarily from the sale of Powertrain and Safety-Critical products for the global light, commercial and industrial vehicle markets. Our net sales reflect the impact of customer pricing allowances. Net sales are also impacted by volume, customer prices, product mix, material surcharges, and foreign currency fluctuations. These factors all have an impact on future sales as fluctuations in volume, pricing, foreign currency, and material prices directly impact our net sales.

Cost of Sales

Cost of sales consists of raw material costs, direct labor associated with the manufacture and assembly of our products, and the overhead expense related to our manufacturing operations. For the years ended December 31, 2015, 2014 and 2013, raw material costs, direct labor costs, and overhead expenses were approximately 49%, 22%, and 29%; 48%, 7%, and 45%; and 52%, 6%, and 42%, respectively, of our total cost of sales.

Our direct material costs are comprised primarily of raw materials and sub-component parts used in the production or our components. We maintain raw material price pass-through arrangements with our customers on substantially all of our products whereby increases and decreases in the cost of our raw materials are adjusted in our selling prices either through a change in selling price or a surcharge mechanism. These costs have generally followed the related markets for the underlying commodities that we utilize, including special bar quality steel, scrap steel, powder metal, pig iron, and molten aluminum. The cost changes and the related changes in prices or surcharges are reflected in our cost of sales and our net sales.

Our direct labor costs are comprised of the wages of our workforce that is directly associated with the production of our products. Where we have union agreements (see “Item 1. Business—Employees”), wage increases follow the negotiated requirements of the related contract. Wages for non-union employees follow local market conditions for merit increases and employment. Benefit costs are subject to changes in healthcare cost trends, payroll and unemployment tax rates, and changes in benefit plan structure.

Our overhead costs are comprised of variable and fixed costs related to the operation of our manufacturing facilities. These costs include depreciation, rent expense, maintenance, perishable tooling, indirect labor costs, including benefits, and utilities. Costs related to overhead are impacted by inflation, changes in production volumes, and the requirements of products produced at each location.

Gross Profit

Gross profit (net sales less cost of sales) and gross margin (gross profit as a percentage of net sales) are impacted by a number of factors including, product mix, percentage of net sales from raw material price fluctuations, foreign currency fluctuations, overhead cost fluctuations and depreciation and amortization cost fluctuations due to changes in capital expenditures and purchase accounting adjustments. Gross margins on our products vary based on their composition, the complexity of the production process, the length of time that the products have been in production, and other factors.

Selling, General and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses consist of salaries and benefits for our sales, marketing, management, and administrative personnel, professional fees, expenses relating to certain IT systems, and amortization of certain of our intangibles. As a result of the IPO, we have incurred significant additional legal, accounting, and other expenses in connection with being a public company including compliance with the Sarbanes-Oxley Act. We have also incurred increased stock-based compensation expense with the establishment of our new equity incentive plan associated with the Combination and related grants of equity either in the form of restricted stock or options.

Goodwill Impairment

Goodwill impairment reflects an $11.8 million impairment charge recognized in the fourth quarter of 2014 to fully impair the goodwill assigned to a reportable unit with the HHI segment.

Acquisition Costs

Acquisition costs consist of direct expenses related to the Grede Transaction.

Interest Expense, Net

Interest expense, net consists primarily of interest on borrowings, and the amortization of costs incurred to obtain long-term financing, partially offset by interest income on short-term cash and cash equivalents.

Other, Net

Other, net primarily consists of foreign currency gains and losses, debt transaction expenses, and in 2013, a $10.1 million purchase price adjustment related to the Metaldyne Transaction.

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of federal, state, and local taxes based on income in multiple jurisdictions. Our income tax expense is impacted by the pre-tax earnings in jurisdictions with varying tax rates and any related foreign tax credits that may be available to us. Our current and future provision for income taxes will vary from statutory rates due to the impact of valuation allowances in certain countries, income tax incentives and holidays, certain non-deductible expenses, withholding taxes, and other discrete items. Furthermore, as a result of the Grede Transaction, we have significant book and tax accounting differences which impact the amount of deferred taxes.

Key Operating Metrics

We evaluate the performance of our business using a variety of operating and performance metrics. Set forth below is a description of our key operating metrics.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before interest expense, provision for (benefit from) income taxes, and depreciation and amortization, with further adjustments to reflect the additions and eliminations of certain income statement items, including (i) gains and losses on foreign currency and fixed assets and debt transaction expenses, (ii) stock-based compensation and other non-cash charges, (iii) sponsor management fees and other income and expense items that we consider to be not indicative of our ongoing operations, (iv) specified non-recurring items, and (v) other adjustments.

We believe Adjusted EBITDA is used by investors as a supplemental measure to evaluate the overall operating performance of companies in our industry. Management uses Adjusted EBITDA (i) as a measurement used in comparing our operating performance on a consistent basis, (ii) to calculate incentive compensation for our employees, (iii) for planning purposes, including the preparation of our internal annual operating budget, (iv) to evaluate the performance and effectiveness of our operational strategies, and (v) to assess compliance with various metrics associated with our agreements governing our indebtedness. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating performance in the same manner as our management. For a reconciliation of Adjusted EBITDA to income before tax, the most directly comparable measure determined under U.S. generally accepted accounting principles (“GAAP”), see “—Year ended December 31, 2015 compared to year ended December 31, 2014—Adjusted EBITDA” and “—Year ended December 31, 2014 compared to year ended December 31, 2013—Adjusted EBITDA.”

Incremental Business Backlog

Incremental business backlog, which we measure as anticipated net product sales from incremental business for the next four years, net of Programs being phased out and any contractual pricing changes, was approximately $222 million as of December 31, 2015. We are typically awarded Programs one to three years prior to the start of production on new and replacement business. Due to the timing of the OEM sourcing cycle, our anticipated net product sales were measured based on contracts to be fulfilled during 2016 through 2019. Our estimate of anticipated net product sales includes formally awarded new Programs, Programs which we believe are highly probable of being awarded to us, and expected volume and pricing changes on existing Programs. Our estimate may be impacted by various assumptions including vehicle production levels on new and replacement Programs, customer price reductions, scrap prices, material price indices, currency exchange rates and the timing of Program launches. Therefore, this anticipated net product sales information could differ significantly from actual firm orders or firm commitments, and awards of business do not represent guarantees of production volumes or revenues.

Results of Operations

Year ended December 31, 2015 compared to year ended December 31, 2014

The following table sets forth our results of operations:

	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
Net sales	$3,047.3	2,717.0
Cost of sales	2,531.2	2,294.1
Gross profit	516.1	422.9
Selling, general and administrative expenses	249.7	194.6
Acquisition costs	—	13.0
Goodwill impairment	—	11.8
Operating income	266.4	203.5
Interest expense, net	107.5	99.9
Loss on debt extinguishment	0.4	60.7
Other, net	(15.4)	(11.3)
Income before tax	173.9	54.2
Income tax expense (benefit)	48.1	(19.1)
Net income	125.8	73.3
Income attributable to noncontrolling interests	0.4	0.4
Net income attributable to stockholders	$125.4	72.9

Net Sales

Net sales were $3,047.3 million for the year ended December 31, 2015 as compared to $2,717.0 million for the year ended December 31, 2014, an increase of $330.3 million. This increase was primarily driven by the impact of the Grede acquisition of approximately $409 million and increased volumes, mainly due to light vehicle production volumes, partially offset by foreign currency movements of approximately $70 million, lower raw material surcharge pass-through of approximately $81 million, and net price decreases of approximately $18 million.

The following table sets forth our net sales by segment:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Increase (Decrease)	Percent Change
	(In millions)
HHI segment	$984.8	968.5	16.3	1.7%
Metaldyne segment	1,155.7	1,176.4	(20.7)	(1.8)
Grede segment	906.8	572.1	334.7	58.5
Total	$3,047.3	2,717.0

The increase in HHI net sales was primarily attributable to increased volumes due to higher North American light vehicle production levels partially offset by lower raw material surcharge pass-through and price decreases.

The decrease in Metaldyne net sales was primarily attributable to foreign currency movements, net price decreases, and lower raw material pass-through partially offset by increased volumes due to higher North American and European light vehicle production levels.

The increase in Grede net sales was primarily attributable to the additional five months of results included in the year ended December 31, 2015 partially offset by lower raw material pass-through surcharges and volume reduction in the industrial market.

Cost of Sales

Cost of sales was $2,531.2 million for the year ended December 31, 2015 as compared to $2,294.1 million for the year ended December 31, 2014, an increase of $237.1 million. This increase was primarily driven by the impact of the Grede acquisition of approximately $338 million, lower scrap sales and higher wages, benefits, and utilities.  These increases were partially offset by foreign currency movements of approximately $63 million, lower raw material surcharge costs of approximately $80 million, net manufacturing cost reductions, and lower depreciation.

The following table sets forth our cost of sales by segment:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Increase (Decrease)	Percent Change
	(In millions)
HHI segment	$809.1	804.1	5.0	0.6%
Metaldyne segment	964.3	1,003.0	(38.7)	(3.8)
Grede segment	757.8	487.0	270.8	55.6
Total	$2,531.2	2,294.1

The increase in HHI cost of sales was primarily due to increased volumes, lower scrap sales and higher wages, benefits, and utilities mostly offset by lower raw material surcharge costs and net manufacturing cost savings.

The decrease in Metaldyne cost of sales was primarily attributable to foreign currency movements, lower depreciation, and raw material surcharge costs partially offset by increased volumes and higher wages, benefits, and utilities.

The increase in Grede cost of sales was primarily attributable to the additional five months of results included in the year ended December 31, 2015 partially offset by raw material surcharge costs.

Gross Profit

Gross profit was $516.1 million for the year ended December 31, 2015 as compared to $422.9 million for the year ended December 31, 2014, an increase of $93.2 million. This increase was primarily driven by the impact of the Grede acquisition of approximately $71 million, increased volumes, net manufacturing cost reductions, and lower depreciation. These increases were partially offset by lower scrap sales of approximately $11 million driven by the decline in the scrap metal market, in addition to the factors discussed above.

The following table sets forth our gross profit by segment:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Increase	Percent Change
	(In millions)
HHI segment	$175.6	164.4	11.2	6.8%
Metaldyne segment	191.5	173.4	18.1	10.4
Grede segment	149.0	85.1	63.9	75.1
Total	$516.1	422.9

The increase in HHI gross profit was primarily attributable to increase in light vehicle sales volume and net manufacturing cost savings partially offset by lower scrap sales and increased wages and benefits.

The increase in Metaldyne gross profit was primarily attributable to lower depreciation and increased sales volumes partially offset by net price decreases and foreign currency movements.

The increase in Grede gross profit was primarily attributable to the additional five months of results included in the year ended December 31, 2015.

Operating Income

Operating income was $266.4 million for the year ended December 31, 2015 as compared to $203.5 million for the year ended December 31, 2014, an increase of $62.9 million. This increase was primarily driven by the impact of the additional five months of Grede segment results of approximately $30 million, $13.0 million of acquisition related costs incurred in June 2014 resulting from the Grede acquisition, $11.8 million of goodwill impairment recognized in 2014, and the increase in gross profit due to the factors discussed above.  These increases were partially offset by a $10.4 million increase in stock-based compensation expense and additional costs associated with being a public company, including higher professional fees.

The following table sets forth our operating income by segment:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Increase	Percent Change
	(In millions)
HHI segment	$105.2	86.9	18.3	21.1%
Metaldyne segment	116.1	100.7	15.4	15.3
Grede segment	45.1	15.9	29.2	183.6
Total	$266.4	203.5

The increase in HHI operating income was primarily attributable to the increase in gross profit and $11.8 million of goodwill impairment recorded in 2014, partially offset by higher professional fees.

The increase in Metaldyne operating income was primarily attributable to the increase in gross profit partially offset by increased stock-based compensation and higher professional fees.

The increase in Grede operating income was primarily attributable to the additional five months of results included in the year ended December 31, 2015.

Interest Expense, Net

Interest expense, net was $107.5 million for the year ended December 31, 2015 as compared to $99.9 million for the year ended December 31, 2014, an increase of $7.6 million. The increase in interest expense, net reflected higher average outstanding borrowings including the additional debt associated with the Grede Transaction in June 2014 and higher overall interest rates due to the issuance of our Senior Notes in the fourth quarter of 2014, partially offset by lower debt fee amortization and the pay down of long-term debt in 2015.

Loss on Debt Extinguishment

The Company recognized losses on debt extinguishment of $0.4 million and $60.7 million in fiscal years 2015 and 2014, respectively.  The loss recognized in 2015 relates to the amendment and refinancing of the Company’s Term Loan Facility in May, 2015.  The loss on debt extinguishment recognized in 2014 primarily relates to the full repayment of the outstanding term debts of each segment as part of the Refinancing in October, 2014.  Included in the 2014 loss on debt extinguishment are $60.4 million in write-offs of unamortized debt fees, expenses, and original issuance discounts associated with the previous term debts.

Other, Net

Other, net was $15.4 million of income for the year ended December 31, 2015 as compared to income of $11.3 million for the year ended December 31, 2014, a favorable change of $4.1 million. The change in other, net from 2014 was primarily due to a $2.6 million increase in foreign currency transactions gains and a $1.2 million decrease in debt transaction expenses..

Income Taxes

Income taxes were an expense of $48.1 million for the year ended December 31, 2015 and a benefit of $19.1 million for the year ended December 31, 2014. Our effective tax rate was 27.7% for the year ended December 31, 2015 and  (35.2)% for the year ended December 31, 2014. The increase in our effective tax rate was primarily attributable to a change in the assertion that the earnings of certain foreign subsidiaries within the Metaldyne segment are indefinitely reinvested, resulting in a $31.6 million deferred tax benefit for the year ended December 31, 2014. In addition, during the year ended December 31, 2014, the Company recognized a net reduction in its unrecognized tax benefits of $2.2 million, primarily resulting from the settlement of a tax audit at one of the Company’s German subsidiaries and from foreign exchange rate fluctuations. The research and experimentation credit recorded by the Company decreased from $3.0 million in the year ended December 31, 2014 to $1.3 million in the year ended December 31, 2015 because the amount recorded in 2014 included retroactive credits for the year ended December 31, 2013. These unfavorable impacts were partially offset by effective tax rate decreases resulting from a goodwill impairment charge in our HHI segment during the year ended December 31, 2014, the effect of changes in prior year estimates, and the impact of changes in certain state tax rates.

Net Income Attributable to Stockholders

Net income attributable to stockholders was $125.4 million, or 4.1% of net sales for the year ended December 31, 2015, as compared to $72.9 million, or 2.7% of net sales for the year ended December 31, 2014, an increase of $52.5 million, or 72.0%. The increase was primarily attributable to the factors discussed above.

Adjusted EBITDA

Management’s assessment of performance includes an evaluation of Adjusted EBITDA. The following table sets forth Adjusted EBITDA by segment.

	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
Adjusted EBITDA
HHI segment	$199.8	193.5
Metaldyne segment	205.7	202.3
Grede segment	132.7	82.8
Total	$538.2	478.6

The following table sets forth a reconciliation of Adjusted EBITDA to income before tax, the most directly comparable GAAP measure:

	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
Adjusted EBITDA	$538.2	478.6
Interest expense	(107.5)	(99.9)
Depreciation and amortization	(229.8)	(210.8)
Loss on debt extinguishment	(0.4)	(60.7)
Gain on foreign currency	20.2	15.7
Loss on fixed assets	(2.8)	(2.1)
Debt transaction expenses	(1.7)	(3.0)
Stock-based compensation	(27.7)	(17.3)
Sponsor management fee	—	(5.1)
Non-recurring acquisition and purchase accounting related items	(3.0)	(23.0)
Non-recurring operational items	(11.6)	(18.2)
Income before tax	$173.9	54.2

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

Adjusted EBITDA eliminates the effects of items that we do not consider indicative of our core operating performance. Adjusted EBITDA is a supplemental measure of operating performance that does not represent and should not be considered as an alternative to net income, as determined under GAAP, and our calculation of Adjusted EBITDA may not be comparable to those reported by other companies.

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

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

•	Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;
•	Adjusted EBITDA does not reflect all GAAP non-cash and non-recurring adjustments;
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

To address these limitations, we reconcile Adjusted EBITDA to the most directly comparable GAAP measure, income before tax. Further, we also review GAAP measures and evaluate individual measures that are not included in Adjusted EBITDA.

Year Ended December 31, 2014 compared to year ended December 31, 2013

The following table sets forth results of operations:

	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Net sales	$2,717.0	2,017.3
Cost of sales	2,294.1	1,708.7
Gross profit	422.9	308.6
Selling, general and administrative expenses	194.6	123.2
Acquisition costs	13.0	—
Goodwill impairment	11.8	—
Operating income	203.5	185.4
Interest expense, net	99.9	74.7
Loss on debt extinguishment	60.7	—
Other, net	(11.3)	17.8
Income before tax	54.2	92.9
Income tax (benefit) expense	(19.1)	35.0
Net income	73.3	57.9
Income attributable to noncontrolling interests	0.4	0.3
Net income attributable to stockholders	$72.9	57.6

Net Sales

Net sales were $2,717.0 million for the year ended December 31, 2014 as compared to $2,017.3 million for the year ended December 31, 2013, an increase of $699.7 million. This increase was primarily driven by the inclusion of Grede segment results of $572.1 million subsequent to the Grede Transaction in June 2014, higher vehicle production levels, and new Program launches.

The following table sets forth our net sales by segment:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Increase	Percent Change
	(In millions)
HHI segment	$968.5	906.5	62.0	6.8%
Metaldyne segment	1,176.4	1,110.8	65.6	5.9
Grede segment	572.1	—
Total	$2,717.0	2,017.3

HHI segment net sales were $968.5 million for the year ended December 31, 2014 as compared to $906.5 million for the year ended December 31, 2013, an increase of $62.0 million or 6.8%. This increase was primarily attributable to increased volumes due to higher North American light vehicle production levels and the benefit from net new Programs. The increase in HHI segment net sales was also attributable to higher raw material surcharge pass-through of $13.6 million and net increases in customer prices.

Metaldyne segment net sales were $1,176.4 million for the year ended December 31, 2014 as compared to $1,110.8 million for the year ended December 31, 2013, an increase of $65.6 million or 5.9%. This increase was primarily attributable to increased volumes due to higher North American light vehicle production levels coupled with increased European light vehicle production and the impact of net new Programs. The increase in Metaldyne segment net sales was also attributable to higher raw material surcharge pass-through of $1.4 million and favorable currency movements of $4.4 million, partially offset by net decreases in customer prices.

Grede segment net sales for the year ended December 31, 2014 were $572.1 million. Grede segment net sales do not reflect the net sales prior to the Grede Transaction in June 2014.

Cost of Sales

Cost of sales was $2,294.1 million for the year ended December 31, 2014 as compared to $1,708.7 million for the year ended December 31, 2013, an increase of $585.4 million, or 34.3%. This increase was primarily driven by the inclusion of Grede segment results of $487.0 million subsequent to the Grede Transaction in June 2014, higher vehicle production levels, and the impact of new Program launches.

The following table sets forth our cost of sales by segment:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Increase	Percent Change
	(In millions)
HHI segment	$804.1	755.5	48.6	6.4%
Metaldyne segment	1,003.0	953.2	49.8	5.2
Grede segment	487.0	—
Total	$2,294.1	1,708.7

HHI segment cost of sales was $804.1 million for the year ended December 31, 2014, or 83.0% of HHI segment net sales for the same period, as compared to $755.5 million for the year ended December 31, 2013, or 83.3% of HHI segment net sales for the same period, an increase of $48.6 million, or 6.4%. This increase was primarily driven by increased volumes, higher raw material surcharge pass-through from suppliers of $14.3 million, higher depreciation expense of $4.9 million primarily due to capital expenditures, and net manufacturing cost increases of $3.1 million primarily due to labor, benefits, and new program launch costs. These increases in cost of sales were partially offset by favorable product mix driven by new Programs and increased sales of manufacturing scrap.

Metaldyne segment cost of sales was $1,003.0 million for the year ended December 31, 2014, or 85.3% of Metaldyne segment net sales for the same period, as compared to $953.2 million for the year ended December 31, 2013, or 85.8% of Metaldyne segment net sales for the same period, an increase of $49.8 million or 5.2%. The increase in cost of sales was primarily attributable to foreign currency movements of $2.4 million, higher volumes and unfavorable product mix, and higher depreciation expense of $0.9 million. These increases in cost of sales were partially offset by net manufacturing cost decreases of $4.2 million.

Grede segment cost of sales was $487.0 million for the year ended December 31, 2014, or 85.1% of Grede segment net sales for the same period. Grede segment cost of sales does not reflect the cost of sales of Grede prior to the Grede Transaction in June 2014.

Gross Profit

Gross profit was $422.9 million for the year ended December 31, 2014 as compared to $308.6 million for the year ended December 31, 2013, an increase of $114.3 million or 37.0%. This increase was primarily driven by the inclusion of Grede segment results of $85.1 million subsequent to the Grede Transaction in June 2014 and higher vehicle production levels.

The following table sets forth our gross profit (loss) by segment:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Increase	Percent Change
	(In millions)
HHI segment	$164.4	151.0	13.4	8.9%
Metaldyne segment	173.4	157.6	15.8	10.0
Grede segment	85.1	—
Total	$422.9	308.6

HHI segment gross profit was $164.4 million for the year ended December 31, 2014 or 16.8% of HHI segment net sales for the same period, as compared to $151.0 million for the year ended December 31, 2013 or 16.5% of HHI segment net sales for the same period, an increase of $13.4 million or 8.9%. This increase was primarily attributable to higher volumes, favorable product mix, and net price increases. These increases to HHI segment gross profit were partially offset by higher depreciation expense of $4.9 million primarily due to capital expenditures along with net manufacturing cost increases of $3.1 million primarily due to labor, benefits and new program launch costs.

Metaldyne segment gross profit was $173.4 million for the year ended December 31, 2014 or 14.7% of Metaldyne segment net sales for the same period, as compared to $157.6 million for the year ended December 31, 2013 or 14.2% of Metaldyne segment net sales for the same period, an increase of $15.8 million or 10.0%. This increase was primarily attributable to higher volumes, net manufacturing cost decreases of $4.2 million, and foreign currency movements of $2.0 million. The increase in Metaldyne segment gross profit was partially offset by unfavorable product mix, net decreases in customer prices, and higher depreciation expense of $0.9 million.

Grede segment gross profit was $85.1 million for the year ended December 31, 2014 or 14.9% of Grede segment net sales for the same period. Grede segment gross profit does not reflect the gross profit prior to the Grede Transaction in June 2014.

Operating Income

Operating income was $203.5 million for the year ended December 31, 2014 as compared to $185.4 million for the year ended December 31, 2013, an increase of $18.1 million or 9.8%. This increase was primarily driven by higher gross profit of $114.3 million partially offset by goodwill impairment of $11.8 million at the Company’s KBI wheel bearing reporting unit, increased stock-based compensation expense, and higher professional fees. Additionally, the inclusion of Grede segment results subsequent to the Grede Transaction in June 2014 reflects transaction-related costs and accounting related adjustments resulting from the Grede Transaction, including $13.0 million of acquisition related costs.

The following table sets forth our operating income by segment:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Increase (Decrease)	Percent Change
	(In millions)
HHI segment	$86.9	96.4	(9.5)	(9.9)%
Metaldyne segment	100.7	89.0	11.7	13.1
Grede segment	15.9	—
Total	$203.5	185.4

HHI segment operating income was $86.9 million or 8.9% of HHI segment net sales for the year ended December 31, 2014, as compared to $96.4 million or 10.5% of HHI segment net sales for the year ended December 31, 2013, a decrease of $9.5 million or 9.9%. The decrease in HHI segment operating income was primarily attributable to goodwill impairment of $11.8 million at the Company’s KBI wheel bearing reporting unit and increased stock-based compensation expense of $9.7 million in SG&A related to the issuance of new stock options, partially offset by the increase in the HHI segment gross profit of $13.4 million.

Metaldyne segment operating income was $100.7 million or 8.6% of Metaldyne segment net sales for the year ended December 31, 2014, as compared to $89.0 million or 8.0% of Metaldyne segment net sales for the year ended December 31, 2013, an increase of $11.7 million or 13.1%. The increase was primarily due to the increase in gross profit of $15.8 million, partially offset by higher employee costs and professional fees.

Grede segment operating income was $15.9 million for the year ended December 31, 2014 or 2.8% of Grede segment net sales for the same period. Grede segment operating income does not reflect the operating income prior to the Grede Transaction in June 2014. The operating income in our Grede segment was impacted by acquisition costs of $13.0 million and additional costs related to the Grede Transaction. In addition, Grede’s operating income reflected stock-based compensation expense of $1.9 million in SG&A related to the issuance of new stock options.

Interest Expense, Net

Interest expense, net was $99.9 million for the year ended December 31, 2014 as compared to $74.7 million for the year ended December 31, 2013, an increase of $25.2 million. The increase in interest expense, net reflected higher average outstanding borrowings including the additional debt associated with the Grede Transaction in June 2014 and increased indebtedness used to fund the return of capital to our stockholders prior to Combination. The increase is also attributable to an increase in the average interest rate due to the Senior Notes as part of the Refinancing.

Loss on Debt Extinguishment

The Company fully paid the outstanding term debt of each segment as part of the Refinancing, which occurred on October 20, 2014. Included in loss on debt extinguishment is $60.4 million recognized related to the write-off of unamortized debt fees, expenses, and original issue discounts from the prior credit facilities for the Refinancing.

Other, Net

Other, net was $11.3 million of income for the year ended December 31, 2014 and $17.8 million of expense for the year ended December 31, 2013. Other, net primarily consists of foreign currency transaction gains and losses, debt transaction expenses, and in 2013, a $10.1 million purchase price adjustment related to the Metaldyne Transaction. See Note 5 of the notes to the consolidated financial statements contained within “Item 8. Financial Statements and Supplementary Data” for additional discussion of the $10.1 million purchase price adjustment related to the Metaldyne Transaction.

Income Taxes

Income taxes were a benefit of $19.1 million for the year ended December 31, 2014 and expense of $35.0 million for the year ended December 31, 2013. Our effective tax rate was (35.2)% for the year ended December 31, 2014 and 37.7% for the year ended December 31, 2013. The decrease in our effective tax rate was primarily attributable to a change in the assertion that the earnings of certain foreign subsidiaries within the Metaldyne segment are indefinitely reinvested, resulting in a $31.6 million deferred tax benefit for the year ended December 31, 2014. In addition, during the year ended December 31, 2014, the Company recorded a research and experimentation credit of $3.0 million, reducing its U.S. federal income tax provision, and recognized a net reduction in its unrecognized tax benefits of $2.2 million, primarily resulting from the settlement of a tax audit at one of the Company’s German subsidiaries and from foreign exchange rate fluctuations. These favorable impacts were offset by effective tax rate increases resulting from a goodwill impairment charge in our HHI segment and changes in prior year estimates.

Net Income Attributable to Stockholders

Net income attributable to stockholders was $72.9 million or 2.7% of net sales for the year ended December 31, 2014, as compared to $57.6 million or 2.9% of net sales for the year ended December 31, 2013, an increase of $15.3 million or 26.6%. The increase was primarily attributable to the factors discussed above.

Adjusted EBITDA

Management’s assessment of performance includes an evaluation of Adjusted EBITDA. The following table sets forth Adjusted EBITDA by segment.

	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Adjusted EBITDA
HHI segment	$193.5	175.0
Metaldyne segment	202.3	188.1
Grede segment	82.8	—
Total	$478.6	363.1

The following table sets forth a reconciliation of Adjusted EBITDA to income before tax, the most directly comparable GAAP measure.

	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Adjusted EBITDA	$478.6	363.1
Interest expense	(99.9)	(74.7)
Depreciation and amortization	(210.8)	(163.4)
Loss on debt extinguishment	(60.7)	—
Gain (loss) on foreign currency	15.7	(2.3)
Loss on fixed assets	(2.1)	(1.4)
Debt transaction expenses	(3.0)	(6.0)
Stock-based compensation	(17.3)	(6.2)
Sponsor management fee	(5.1)	(4.0)
Non-recurring acquisition and purchase accounting related items	(23.0)	(10.5)
Non-recurring operational items	(18.2)	(1.7)
Income before taxes	$54.2	92.9

See “—Year ended December 31, 2014 compared to year ended December 31, 2013—Adjusted EBITDA” for a description of the calculation of Adjusted EBITDA and a discussion of the use of this measure.

Liquidity and Capital Resources

Our primary cash requirements include the payment of our suppliers and operating expenses, interest and principal payments on our debt and capital expenditures. We have also used cash to return capital to our stockholders through the payment of dividends primarily through cash provided by operations. As of December 31, 2015, we had cash and cash equivalents of $168.2 million and total indebtedness, inclusive of capitalized lease obligations, of $1,884.4 million. We also have access to additional liquidity pursuant to the terms of the Revolving Credit Facility.

Our capital expenditures have been related to the acquisition of machinery and equipment to support our overall business growth as well as increase the efficiency of our manufacturing processes. Our capital expenditures were $226.3 million, $156.4 million, and $122.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Our Credit Ratings

The Company has been assigned the following credit ratings and outlook by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”):

	Moody’s	S&P
Corporate	B1	BB-
Revolving Credit Facility	Ba3	BB+
U.S. Dollar Term Loan	Ba3	BB+
Euro Term Loan	Ba3	BB+
Registered Notes	B3	B+
Outlook	Stable	Stable

Our Indebtedness

Senior Credit Facilities

On October 20, 2014, MPG Holdco I Inc., the Company’s wholly owned subsidiary (“MPG Holdco”) entered into the $250.0 million the Revolving Credit Facility. Interest accrues at a rate equal to the London Interbank Offered Rate (“LIBOR’) rate plus an applicable margin of 3.25% or a base rate that is the higher of the Federal Funds Rate (plus 0.50%), the U.S. prime rate as published in The Wall Street Journal, or LIBOR (plus 1.00%), plus an applicable margin of 2.25%, at MPG Holdco’s option. The applicable margin is based on a leverage ratio grid and was .25% higher prior to the IPO. The Revolving Credit Facility is a five-year facility that matures in 2019. As of December 31, 2015, there was no balance outstanding on the Revolving Credit Facility. Total available under this facility was $237.4 million after giving effect to letters of credit of $12.6 million.

MPG Holdco pays fees with respect to the Revolving Credit Facility, including (i) an unused commitment fee of 0.50% or 0.375% based on a leverage ratio and (ii) fixed fees with respect to letters of credit of 3.25% per annum on the stated amount of each letter of credit outstanding during each month and customary administrative fees.

On October 20, 2014, MPG Holdco entered into the $1,350.0 million a term loan facility (the “Term Loan Facility”). Interest accrued at a rate equal to the LIBOR rate (bearing a LIBOR floor of 1.00%) plus an applicable margin of 3.25% or a base rate that is the higher of the Federal Funds Rate (plus 0.50%), the U.S. prime rate as published in The Wall Street Journal, or LIBOR (plus 1.00%), plus an applicable margin of 2.25%, at MPG Holdco’s option. Prior to the IPO, the applicable margin was 3.50% for LIBOR rate loans and 2.50% for base rate loans.   On May 8, 2015, the Company amended its Senior Credit Facilities to reduce the applicable interest rates on the Term Loan Facility and to convert a portion of the liability from U.S. Dollar denominated debt to Euro denominated debt.  The outstanding balance of Term Loan Facility was repaid and refinanced with the Refinanced Term Loan Facility consisting of a $1,072.6 million U.S. Dollar Term Loan and a €225.0 million Euro Term Loan.  The USD Term Loan was issued at par and accrues interest at LIBOR, bearing a 1% floor, plus an applicable margin of 2.75%.  The Euro Term Loan was issued at an original issuance discount of 0.5%, or $1.3 million, and accrues interest at EURIBOR, bearing a 1% floor, plus an applicable margin of 2.75%.  The USD Term Loan and Euro Term Loan mature in 2021 and are payable in quarterly installments equal to 0.25% of the original loan balances.

The USD Term Loan and Euro Term Loan are subject to customary mandatory prepayments, including an excess cash flow sweep based on leverage ratio step downs and a mandatory prepayment for certain asset sales. At the beginning of a fiscal year, we may be required to prepay a portion of our USD Term Loan and Euro Term Loan in an amount equal to a percentage of the preceding fiscal year’s excess cash flow, as defined, with such percentage based on our leverage ratio, as defined.  As of December 31, 2015, there are no mandatory prepayments due.

During fiscal year 2015, the Company made $10.0 million of voluntary prepayments on the Term Loan Facility and $45.0 million of voluntary prepayments on the USD Term Loan portion of the Refinanced Term Loan Facility.

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

Dividends

During fiscal year 2015, the Company declared and paid the following cash dividends on its common stock:

Date Declared	Date Paid	Dividend per share
October 28, 2015	December 3, 2015	$0.09
July 29, 2015	August 31, 2015	0.09
March 10, 2015	May 26, 2015	0.09

On February 24, 2016, our board of directors declared a dividend of $0.09 per share, payable April 26, 2016 to stockholders of record as of April 12, 2016.

Other Liquidity and Capital Resource Items

As of December 31, 2015, $95.9 million of cash and cash equivalents were held by certain foreign subsidiaries whose earnings are reinvested indefinitely. We make this assertion based on the operational and investing needs of the foreign locations and our ability to fund our U.S. operations and obligations from domestic cash flow and capital resources. Based on this assertion, no provision has been made for U.S. income taxes, which would be assessed upon repatriation of the foreign earnings.

On January 19, 2016, we filed an S-3 “shelf” registration with the SEC, which was declared effective on February 2, 2016.  Under the shelf registration process, we may, over time, offer and sell up to $300 million in total aggregate offering price of any combination of common stock, preferred stock, debt securities, warrants, or units as described in the S-3.

Contractual Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2015:

	Payments Due by Period
	Total	2016	2017-2018	2019-2020	Thereafter
	(In millions)
Long-term debt	$1,866.7	13.3	26.6	26.4	1,800.4
Interest on long-term debt (1)	588.1	92.5	183.1	181.2	131.3
Capital lease obligations (2)	83.8	5.0	7.9	8.3	62.6
Operating lease obligations	68.1	11.1	17.6	12.3	27.1
Capital expenditure purchase obligations	95.6	86.1	9.5	—	—
Other purchase obligations	29.9	19.7	10.1	0.1	—
Other long-term liabilities	10.9	9.3	0.6	0.5	0.5
Total (3)	$2,743.1	237.0	255.4	228.8	2,021.9

(1)	Includes interest on the Term Loan Facility calculated using an average interest rate of 3.75%.
(2)	Includes interest totaling $60.2 million.
(3)

Due to the high degree of uncertainty regarding the timing of future cash outflows associated with unrecognized tax benefits, we are unable to make a reasonable estimate of the year in which cash settlements may occur with applicable tax authorities. As a result, unrecognized tax benefits of $7.1 million as of December 31, 2015 are not reflected in this contractual obligations table.

Cash Flows

Cash flows from operating, investing and financing activities were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Cash flows from operating activities	$330.0	305.4	234.3
Cash flows from investing activities	(222.7)	(984.9)	(116.7)
Cash flows from financing activities	(86.2)	776.7	(91.1)
Effect of exchange rates	(9.4)	(8.9)	1.4
Net increase in cash and cash equivalents	$11.7	88.3	27.9

Cash Flows From Operating Activities

Cash flows from operating activities were a net inflow of $330.0 million for the year ended December 2015, $305.4 million for the year ended December 2014, and $234.3 million for the year ended December 31, 2013. For the year ended December 31, 2015, cash flows from operating activities reflected results of operations exclusive of non-cash income and expenses, primarily depreciation and amortization, deferred income taxes, and stock-based compensation, less gains on foreign currency transactions and an increase in working capital.  For the year ended December 31, 2014, cash flows from operating activities reflected results of operations exclusive of non-cash income and expenses, primarily depreciation and amortization, deferred income taxes, losses on debt extinguishments, stock-based compensation, and goodwill impairment, less gains on foreign currency transactions and an increase in working capital. For the year ended December 31, 2013, cash flows from operating activities reflected results of operations exclusive of non-cash income and expenses, primarily depreciation and amortization and the write-down of a purchase price receivable from the Metaldyne Transaction less the change in deferred income taxes, partially offset by an increase in working capital.

Cash Flows From Investing Activities

Cash flows from investing activities were net outflows of $222.7 million, $984.9 million, and $116.7 million for the years ended December 31, 2015, 2014, 2013, respectively. For the year ended December 31, 2015, cash flows from investing activities primarily reflected capital expenditures. For the year ended December 31, 2014, cash flows from investing activities primarily reflected consideration paid for the Grede Transaction, $829.7 million, and capital expenditures. For the year ended December 31, 2013, cash flows from investing activities primarily reflected capital expenditures.

Cash Flows From Financing Activities

Cash flows from financing activities were a net outflow of $86.2 million for the year ended December 31, 2015, a net inflow of $776.7 million for the year ended December 31, 2014, and a net outflow of $91.1 million for the year ended December 31, 2013.  For the year ended December 31, 2015, cash flows from financing activities primarily reflected the issuance of long-term debt totaling $1,326.6 million, long-term debt repayments totaling $1,391.8 million, and dividends paid to common stockholders totaling $18.2 million. Total proceeds from long-term debt include $1,072.6 million from the USD Term Loan and $254.1 million from the Euro Term Loan, both used to fund the repayment and refinancing of the Term Loan Facility.  Total long-term debt repayments include $1,326.6 million to fully repay the Term Loan Facility, $45.0 million in voluntary prepayments on the USD Term Loan, and $10.0 million in voluntary prepayments on the previous Term Loan Facility, in addition to $10.2 million in scheduled term loan repayments.  For the year ended December 31, 2014, cash flows from financing activities primarily reflected the issuance of long-term debt totaling $2,658.3 million and $260.5 million in capital contributions, partially offset by repayments of long-term debt totaling $1,952.1 million, dividend payments to the stockholders of HHI totaling $111.3 million, payments of debt issuance costs totaling $45.3 million, and repayments of other debt totaling $7.7 million.  Total long term debt proceeds included a $115.0 million term loan, primarily used to fund dividends to the stockholders of HHI, a $600 million term loan, primarily used to fund the Grede Transaction, and $1,943.3 million from the Term Loan Facility and Senior Notes primarily used to repay the existing debts of Metaldyne, HHI, and Grede.  In addition to The Refinancing, total long-term debt repayments also reflected a $10 million prepayment of principal on the Term Loan Facility.  The capital contributions of $260.5 million were primarily used to fund the Grede Transaction.  For the year ended December 31, 2013, cash flows from financing activities reflected dividend payments to the stockholders of HHI totaling $131.9 million and the stockholders of Metaldyne totaling $125.0 million.  These dividends were primarily funded by the issuance of long-term debt totaling $240.0 million.  Additionally, principal payments on long-term debt totaled $59.9 million, debt issuance costs paid were $15.0 million, $10.0 million of contingent consideration from the Metaldyne Transaction, and net borrowings under revolving lines of credit were $12.4 million.

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

The following table describes the methods used to estimate the significant fair values recognized in the accounting for the Grede Transaction for the categories most subject to a considerable degree of uncertainty:

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

Amortizable intangible assets

Customer relationships and platforms

Valued using an income approach, the multi-period excess earnings method (“MEEM”). In applying the MEEM, we estimated the future cash flows attributable to the customer relationships and platforms discounted at a risk-adjusted rate. The future cash flows were projected over the typical platform life-cycle of approximately10 years for Grede.

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

Determination of our reporting units, impairment indicators and fair value requires us to make significant judgments and estimates, including the extent and timing of future cash flows. As part of the determination of future cash flows, we need to make assumptions on future general economic conditions, business projections, growth rates and discount rates. These assumptions are subject to a considerable degree of uncertainty and different assumptions could materially affect our conclusions on this matter. During 2015, we performed our annual evaluations as of the fourth quarter. See Note 9 of the notes to the consolidated financial statements contained within “Item 8. Financial Statements and Supplementary Data.”

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

Determination of our asset groups, impairment indicators and future cash flows requires us to make significant judgments and estimates. As part of the determination of future cash flows, we need to make assumptions on future general economic conditions, business projections, growth rates and discount rates. These assumptions are subject to a considerable degree of uncertainty. In June 2015, the Company announced plans to close its Berlin, Wisconsin facility included within the Grede segment.  The closure, which is primarily a result of the industrial market slowdown, was completed in fiscal 2015.  The Company recorded a $4.0 million asset impairment charge within cost of sales in conjunction with this announcement.

Stock-based Compensation

Stock-based compensation awards to employees and members of our board of directors are accounted for based upon their grant date calculated value and recognized as expense over the requisite service period. The determination of calculated value differs from fair value in that the volatility assumption used in determining the value of the awards is based on the volatility of comparable companies rather than a volatility assumption for the issuing entity. Use of calculated value is necessary as the issuing entities are non-public entities and, therefore, sufficient information to estimate entity level volatility is unavailable.

The following table sets forth the weighted average inputs used to value the MPG stock options converted and granted in 2015 using the Black-Scholes Pricing Model:

Granted Options
Weighted-average per share fair market value of the underlying stock (1)	$18.90
Weighted-average exercise price	18.90
Expected term of the option (2)	6 years
Annual risk-free interest rate over the option’s expected term (3)	1.8%
Expected annual dividend yield on the underlying stock over the option’s expected term (4)	1.9%
Expected stock price volatility over the option’s expected term (5)	60.0%
Grant-date calculated value	$9.03

(1)	Based on the underlying market price of MPG common stock on the grant date.
(2)	Determined based on the assumption that the employee will exercise options evenly over the period when the options are vested, ending on the date when the options would expire.
(3)	Based on U.S. Treasury yield curves. If a security matching the expected term of the option was not available, a blended rate was derived from the yield curve of securities with similar terms.
(4)	Based on our current dividend policy and the underlying market price of MPG common stock on the grant date.
(5)	Based on historical volatility of comparable companies within our industry.

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

Pension Benefits

We have obligations for retiree benefits for certain employees under defined benefit pension plans. For a description of these plans, See Note 18 of the notes to the consolidated financial statements contained within “Item 8. Financial Statements and Supplementary Data.”

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

For the defined benefit pension plans, the obligation as of December 31, 2015 was determined using an assumed discount rate of 4.10% for the U.S. Plans and 3.46% for Non-U.S. plans. Pension costs for 2015 were determined using a discount rate of 3.77% for the U.S. Plans and 3.22% for the Non-U.S. plans and long-term asset return assumption of 7.25% for the U.S. Plans and 6.80% for the Non-U.S. plans. The following table presents the sensitivity of the obligation and expense to a hypothetical change in the discount rate assumptions:

	25 Basis Point Increase		25 Basis Point Decrease
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(In millions)
Resulting change in obligation	$(1.1)	(2.1)	1.2	2.2
Resulting change in 2016 cost	*	*	*	*

*	Increase/decrease is less than $0.1 million.

A hypothetical 50 basis point decrease in the asset return assumption would increase the annual cost of benefits by $0.2 million.

Recently Issued Accounting Pronouncements

See Note 4 of the notes to the consolidated financial statements contained within “Item 8. Financial Statements and Supplementary Data.”

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Exchange Rate Risk

As a result of our global operations, we generate a significant portion of our sales and incur a substantial portion of our expenses in currencies other than the U.S. dollar. To the extent that we have significantly more costs than sales generated in a currency other than the U.S. dollar, we are subject to risk if the currency in which our costs are paid appreciates against the currency in which we generate sales because the appreciation effectively increases our cost in that country. We may selectively employ derivative instruments to reduce our foreign currency exchange risk. As of December 31, 2015, we had no material derivative instruments in place.

The financial condition, results of operations and cash flows of some of our operating entities are reported in currencies other than the U.S. dollar and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. As a result, appreciation of the U.S. dollar against these other currencies generally will have a negative impact on our reported sales and profits while depreciation of the U.S. dollar against these other currencies will generally have a positive effect on reported sales and profits. Our primary exposure is to fluctuations in the Euro exchange rate, and we also have exposure to fluctuations in other currency exchange rates, including the Mexican Peso, Korean Won and Chinese Renminbi.

The following table sets forth a sensitivity analysis of the effect a hypothetical change in the Euro to U.S. dollar exchange rate would have on our net sales for the year ended December 31, 2015:

Change in exchange rate:	10% increase in Euro to U.S. dollar exchange rate	10% decrease in Euro to U.S. dollar exchange rate
	(In millions)
Resulting change in net sales	$27.2	(27.2)

The Euro Term Loan is subject to transaction gains and losses each period.  The following table sets forth a sensitivity analysis of the effect a hypothetical change in the Euro to U.S. dollar exchange rate would have on the carrying value of our Euro denominated debt as of December 31, 2015:

Change in exchange rate:	10% increase in Euro to U.S. dollar exchange rate	10% decrease in Euro to U.S. dollar exchange rate
	(In millions)
Resulting change in carrying value of Euro denominated debt	$24.3	(24.3)

Interest Rate Risk

We are subject to interest rate market risk in connection with our USD Term Loan, Euro Term Loan and Revolving Credit Facility (together our “Credit Facilities”). As of December 31, 2015, our Credit Facilities provided for variable rate borrowings of up to $1,503.7 million including $237.4 million under our Revolving Credit Facilities, net of $12.6 million of letters of credit. The variable interest rates on our Term Loan Facility are subject to LIBOR and Euribor floors. Our Revolving Credit Facility bears interest at a variable rate based on LIBOR or a base rate plus an applicable margin. Due to the LIBOR and Euribor floors, an assumed 25 basis point change in interest rates would have no impact on our annual interest expense from our USD Term Loan and Euro Term Loan. However, an assumed 25 basis point change in interest rates would change interest expense on our Revolving Credit Facility by $0.6 million if fully drawn and outstanding for the entire year.

Commodity Price Risk

We do not use derivative contracts to manage commodity price risk. We maintain raw material price pass-through arrangements with our customers on substantially all of our products to reduce exposure to raw material price fluctuations. In instances where the risk is not covered contractually, we have generally been able to adjust customer prices to recover commodity cost increases. The salvage value of our manufacturing by-product is also subject to fluctuations in scrap metal prices, which historically have not had a material impact on our results of operations.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Metaldyne Performance Group Inc.:

We have audited the accompanying consolidated balance sheets of Metaldyne Performance Group Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II: Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements and financial statement schedule of ASP HHI Holdings, Inc., a wholly owned subsidiary, which financial statements reflect net sales constituting 45% of consolidated net sales for the year ended December 31, 2013. Those financial statements and financial statement schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for ASP HHI Holdings, Inc, is based solely on the report of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metaldyne Performance Group Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Metaldyne Performance Group Inc. and subsidiaries internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Detroit, Michigan

February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Metaldyne Performance Group Inc.

Southfield, MI

We have audited the consolidated balance sheet of ASP HHI Holdings, Inc. and subsidiaries (the “Company”), a subsidiary of Metaldyne Performance Group Inc. (“MPG”), as of December 31, 2013 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit), and cash flows for the year ended December 31, 2013. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The Company’s financial statements and financial statement schedule are not presented separately herein.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ASP HHI Holdings, Inc. and subsidiaries as of December 31, 2013 and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the Company’s basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Detroit, MI

August 22, 2014 (except for Note 24, as to which the date is March 16, 2015)

METALDYNE PERFORMANCE GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$168,156	156,498
Receivables, net:
Trade	309,079	312,943
Other	35,351	31,943
Total receivables, net	344,430	344,886
Inventories	186,848	204,789
Deferred income taxes	—	12,435
Prepaid expenses	15,034	13,004
Other assets	21,487	14,524
Total current assets	735,955	746,136
Property and equipment, net	785,953	750,181
Goodwill	907,716	907,716
Amortizable intangible assets, net	708,910	778,457
Deferred income taxes, noncurrent	1,701	1,359
Other assets	36,950	40,763
Total assets	$3,177,185	3,224,612
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$248,862	285,468
Accrued compensation	55,130	50,952
Accrued liabilities	66,802	79,934
Short-term debt	723	1,572
Current maturities, long-term debt and capital lease obligations	14,470	16,497
Total current liabilities	385,987	434,423
Long-term debt, less current maturities	1,846,746	1,920,310
Capital lease obligations, less current maturities	22,489	23,425
Deferred income taxes	231,326	260,703
Other long-term liabilities	51,602	60,789
Total liabilities	2,538,150	2,699,650
Stockholders’ equity:
Common Stock: par $0.001, 400,000 authorized, and 67,866 and 67,075 issued and outstanding, respectively	68	67
Paid-in capital	856,239	827,307
Deficit	(162,876)	(269,663)
Accumulated other comprehensive loss	(57,293)	(35,248)
Total equity attributable to stockholders	636,138	522,463
Noncontrolling interest	2,897	2,499
Total stockholders’ equity	639,035	524,962
Total liabilities and stockholders’ equity	$3,177,185	3,224,612

See accompanying notes to consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net sales	$3,047,255	2,717,001	2,017,281
Cost of sales	2,531,245	2,294,108	1,708,673
Gross profit	516,010	422,893	308,608
Selling, general and administrative expenses	249,696	194,590	123,239
Acquisition costs	—	13,046	—
Goodwill impairment	—	11,803	—
Operating profit	266,314	203,454	185,369
Interest expense, net	107,487	99,894	74,667
Loss on debt extinguishment	368	60,713	—
Other, net	(15,352)	(11,332)	17,872
Other expense, net	92,503	149,275	92,539
Income before tax	173,811	54,179	92,830
Income tax expense (benefit)	48,064	(19,082)	34,969
Net income	125,747	73,261	57,861
Income attributable to noncontrolling interest	443	434	293
Net income attributable to stockholders	$125,304	72,827	57,568
Weighted average shares outstanding	67,284	67,075	67,075
Net income per share attributable to stockholders
Basic	$1.86	1.09	0.86
Diluted	1.80	1.06	0.86

See accompanying notes to consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net income	$125,747	73,261	57,861
Other comprehensive loss, net of tax:
Foreign currency translation	(24,303)	(23,984)	(3,481)
Net actuarial gain (loss) on defined benefit plans (net of tax of $(549), $1,624, and $(101), respectively)	1,781	(7,995)	462
Losses on defined benefit plans recognized in net income	432	—	—
Other comprehensive loss, net of tax	(22,090)	(31,979)	(3,019)
Comprehensive income	103,657	41,282	54,842
Less comprehensive income attributable to noncontrolling interest	398	404	191
Comprehensive income attributable to stockholders	$103,259	40,878	54,651

See accompanying notes to consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common stock	Paid-in capital	Deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity (deficit)
Balance, December 31, 2012	$67	550,846	(31,932)	(382)	1,904	520,503
Dividends			(256,867)			(256,867)
Other		527				527
Stock-based compensation expense		6,175				6,175
Net income			57,568		293	57,861
Other comprehensive loss				(2,917)	(102)	(3,019)
Balance, December 31, 2013	67	557,548	(231,231)	(3,299)	2,095	325,180
Recognition of the Grede Transaction		258,553				258,553
Pre-combination issuance of additional Grede membership interests		1,920				1,920
Dividends			(111,259)			(111,259)
Other		(2,450)				(2,450)
Stock-based compensation expense		17,319				17,319
Offering related costs		(5,583)				(5,583)
Net income			72,827		434	73,261
Other comprehensive loss				(31,949)	(30)	(31,979)
Balance, December 31, 2014	67	827,307	(269,663)	(35,248)	2,499	524,962
Dividends			(18,517)			(18,517)
Stock-based compensation expense		27,664				27,664
Cash settlement of equity awards		(3,558)				(3,558)
Issuance of common stock	1	3,024				3,025
Excess tax benefit on stock-based compensation		1,930				1,930
Other stock activity		(20)				(20)
Offering related costs		(108)				(108)
Net income			125,304		443	125,747
Other comprehensive loss				(22,045)	(45)	(22,090)
Balance, December 31, 2015	$68	856,239	(162,876)	(57,293)	2,897	639,035

See accompanying notes to consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Cash flows from operating activities:
Net income	$125,747	73,261	57,861
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	229,772	210,807	163,382
Debt fee amortization	3,246	6,341	7,628
Loss on debt extinguishment	368	60,713	—
Goodwill impairment	—	11,803	—
Loss on fixed asset dispositions	2,863	2,125	1,419
Deferred income taxes	(14,750)	(88,431)	(9,216)
Recognition of deferred revenue	(781)	(950)	(1,343)
Noncash interest expense	1,065	928	966
Write-down of purchase price receivable	—	—	10,121
Stock-based compensation expense	27,664	17,319	6,175
Foreign currency adjustment	(11,177)	(12,743)	2,204
Other	6,156	3,837	3,706
Changes in assets and liabilities:
Receivables, net	(5,808)	20,236	(14,631)
Inventories	11,997	(15,571)	(1,962)
Prepaid expenses and other assets	(10,338)	(1,001)	28,550
Accounts payable, accrued liabilities and accrued compensation	(28,452)	22,602	(14,988)
Long-term assets and liabilities, other	(7,775)	(5,855)	(5,614)
Net cash provided by operating activities	329,797	305,421	234,258
Cash flows from investing activities:
Capital expenditures	(226,313)	(156,390)	(122,256)
Proceeds from sale of fixed assets	4,047	1,420	1,068
Capitalized patent costs	(394)	(243)	(352)
Grede Transaction, net of cash acquired	—	(829,656)	—
Release of escrow from the acquisition of Metaldyne	—	—	4,807
Net cash used for investing activities	(222,660)	(984,869)	(116,733)
Cash flows from financing activities:
Cash dividends	(18,238)	(111,259)	(256,867)
Other stock activity	—	(2,444)	579
Proceeds from stock issuance	3,025	260,474	—
Excess tax benefit on stock-based compensation	1,930	—	—
Cash settlement of equity awards	(3,558)	—	—
Borrowings of short-term debt	14,300	388,773	545,621
Repayments of short-term debt	(14,568)	(407,357)	(533,182)
Proceeds of long-term debt	1,326,625	2,658,250	240,000
Principal payments of long-term debt	(1,391,775)	(1,952,041)	(59,904)
Payment of debt issue costs	(149)	(45,427)	(14,956)
Proceeds of other debt	1,399	998	1,390
Principal payments of other debt	(4,913)	(7,703)	(3,756)
Payment of offering related costs	(108)	(5,583)	—
Payment of contingent consideration for the acquisition of Metaldyne	—	—	(10,000)
Net cash provided by (used for) financing activities	(86,030)	776,681	(91,075)
Effect of exchange rates	(9,449)	(8,959)	1,443
Net increase in cash and cash equivalents	$11,658	88,274	27,893
Cash and cash equivalents:
Cash and cash equivalents, beginning of year	$156,498	68,224	40,331
Net increase in cash and cash equivalents	11,658	88,274	27,893
Cash and cash equivalents, end of year	$168,156	156,498	68,224
Supplementary cash flow information:
Cash paid for income taxes, net	$67,641	63,921	46,889
Cash paid for interest	102,564	74,624	77,881
Noncash transactions:
Capital expenditures in accounts payables	29,528	36,192	15,378
Dividends on restricted stock awards, not yet paid	296	—	—

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

Consolidation

The Combination has been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests, that is, the bases of accounting of HHI, Metaldyne and Grede were carried over to MPG. These financial statements reflect the retrospective application of the MPG capital structure and the Stock Split for all periods presented.

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method and  includes the cost of materials, direct labor and the applicable share of manufacturing overhead. To the extent management determines it is holding excess or obsolete inventory, the inventory is written down to its net realizable value.

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

(4) Recently Issued Accounting Standards

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Topic 835-30). This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and requires retrospective application. We expect to adopt this guidance when effective. Upon adoption of this guidance, the debt and total assets presented on our balance sheet will be reduced by net debt issuance costs, which totaled $19.6 million as of December 31, 2015.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Balance Sheet Classification of Deferred Taxes (Subtopic 740-10). ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the requirement for companies to present deferred tax liabilities and assets as current and non-current on the Consolidated Balance Sheets. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. We elected to early adopt ASU 2015-17 prospectively, on December 31, 2015. The adoption of ASU 2015-17 did not have a material impact on our consolidated financial position, and had no impact on our results of operations or cash flows. No prior periods were retrospectively adjusted

(5) Acquisitions

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

Additional details of the assets recognized were as follows:

June 2, 2014
(In thousands)
Inventories
Raw materials	$11,937
Work in process	12,545
Finished goods	15,639
Total inventories	$40,121

	June 2, 2014	Estimated Useful Lives
	(In thousands)	(In years)
Property and equipment
Land	$12,220	—
Buildings	31,839	5 – 29
Machinery and equipment	148,827	1 – 20
Assets not yet placed in service	15,639	—
Total property and equipment	$208,525

	June 2, 2014	Amortization Period
	(In thousands)	(In years)
Amortizable intangible assets
Customer relationships and platforms	$338,700	10
Other: trade names	30,400	15
Total amortizable intangible assets	$369,100

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

	2015	2014
	(In thousands)
Revenues: Net sales	$906,749	572,126
Earnings: Income (loss) before tax	43,346	(19,224)

Grede Transaction-related expenses incurred in 2014 were $13.0 million, which were recorded within acquisition costs, of which $8.3 million was paid to related parties.

Supplemental Pro Forma Information (Unaudited)

The following table presents the revenues and earnings of MPG on a pro forma basis as if the Grede Transaction had occurred on January 1, 2013:

	Pro Forma
	2014	2013
	(In thousands)
Revenues: Net sales	$3,144,000	3,052,900
Earnings: Income before tax	93,300	103,400

These results do not purport to be indicative of the results of operations which actually would have resulted had the Grede Transaction occurred on January 1, 2013, or of the future results of operations of the Company.

(6) Receivables

Receivables as of December 31 were stated net of the following allowances:

	2015	2014
	(In thousands)
Doubtful accounts	$1,437	1,488
Pricing accruals and anticipated customer deductions	8,109	4,781
Returns	1,923	1,753
	$11,469	8,022

Receivables available for sale and sold under agreements with international factoring companies as of December 31 were as follows:

	2015	2014
	(In thousands)
Available for sale	$47,322	51,865
Sold	37,678	43,844

(7) Inventories

Inventories as of December 31 were as follows:

	2015	2014
	(In thousands)
Raw materials	$57,339	67,812
Work in process	66,329	69,929
Finished goods	63,180	67,048
Total inventories	$186,848	204,789

(8) Property and Equipment

The carrying amount, accumulated depreciation and useful lives of property and equipment as of December 31 were as follows:

	Estimated Useful Lives	2015	2014
	(In thousands)
Land and land improvements	1 - 30	$26,769	28,324
Buildings and improvements	1 - 30	103,622	94,050
Machinery and equipment	1 - 20	930,114	797,284
Assets not yet placed in service		145,018	114,052
		1,205,523	1,033,710
Accumulated depreciation		(419,570)	(283,529)
Property and equipment, net		$785,953	750,181

Property and equipment are depreciated on a straight-line basis. Depreciation expense was $159.4 million for 2015, $155.0 million for 2014, and $126.9 million for 2013.

Included in machinery and equipment are gross carrying values for assets under capital lease of $13.8 million and $13.9 million as of December 31, 2015 and 2014, respectively; related accumulated depreciation was $9.0 million and $6.8 million as of December 31, 2015 and 2014, respectively.

In June 2015, the Company announced plans to close its Berlin, Wisconsin facility included within the Grede segment.   In conjunction with this announcement, the Company recorded a $4.0 million asset impairment charge to adjust the property, plant, and equipment to their fair values using observable market values for similar assets. The closure, which is primarily a result of the industrial market slowdown, was completed in fiscal 2015.

(9) Goodwill

Changes in the carrying value of goodwill by segment were as follows:

	HHI Segment	Metaldyne Segment	Grede Segment	Total
	(In thousands)
Balance December 31, 2013	$309,399	348,592	—	657,991
Goodwill resulting from Grede Transaction	—	—	261,528	261,528
Impairment	(11,803)	—	—	(11,803)
Balance December 31, 2014	297,596	348,592	261,528	907,716
Balance December 31, 2015	$297,596	348,592	261,528	907,716

In conjunction with our annual impairment test in 2014, the Company concluded that the goodwill assigned to a reportable unit within the HHI segment (the “Unit”) was no longer recoverable. The Unit manufactures wheel bearings for a large OEM customer at our facility in Sandusky, Ohio (the “Sandusky facility”). Under the terms of our contract with this customer, labor costs at the Sandusky facility were subsidized by the customer. In our assessment of the recoverability of the Unit’s goodwill, the Company estimated the fair value of the Unit using an income method based on discounted cash flows, which resulted in a fair value below the carrying value. Key factors impacting a lower fair value included the scheduled attrition of programs for the OEM customer and the expiration of labor subsidies in September 2015. An impairment loss of $11.8 million was recognized in the fourth quarter of 2014, representing the full amount of goodwill assigned to the Unit.

(10) Amortizable Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of December 31 were as follows:

	2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer relationships and platforms	$745,200	(136,976)	608,224
Other	126,754	(26,068)	100,686
Total	$871,954	(163,044)	708,910

	2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer relationships and platforms	$745,200	(76,514)	668,686
Other	126,360	(16,589)	109,771
Total	$871,560	(93,103)	778,457

Amortization expense was $69.9 million for 2015, $54.8 million for 2014, and $34.0 million for 2013.  As of December 31, 2015, the weighted-average amortization period of customer relationships and platforms was 14 years.

Estimated amortization expense for the next five years is $69.9 million for 2016, $69.9 million for 2017, $68.3 million for 2018, 2019, and 2020 respectively.

(11) Debt

The carrying value of debt as of December 31 was as follows:

	2015	2014
	(In thousands)
Short-term debt:
Revolving lines of credit	$—	—
Other short-term debt	723	1,572
Total short-term debt	$723	1,572
Long-term debt:
Term loans
Term Loan Facility	$—	1,340,000
USD Term Loan	1,022,211	—
Euro Term Loan	244,158	—
Registered Notes	600,000	600,000
Other long-term debt (various interest rates)	364	589
Total	1,866,733	1,940,589
Unamortized discount on term loans	(6,680)	(6,579)
Current maturities	(13,307)	(13,700)
Total long-term debt	$1,846,746	1,920,310

Credit Facilities

In October 2014, MPG Holdco I Inc., the Company’s wholly owned subsidiary (“Holdco”) entered into a senior secured credit facility (the “Senior Credit Facilities”) consisting of a $1,350.0 million term loan (“Term Loan Facility”), maturing in 2021, and a $250.0 million revolving credit facility (“Revolving Credit Facility”), maturing in 2019.

Interest on the Term Loan Facility accrued at a rate equal to the London Interbank Offered Rate (“LIBOR”) rate (bearing a LIBOR floor of 1.00%) plus an applicable margin of 3.25% or a base rate that is the higher of the Federal Funds Rate (plus 0.50%), the U.S. prime rate as published in The Wall Street Journal, or LIBOR (plus 1.00%), plus an applicable margin of 2.25%, at Holdco’s option. Prior to the Company’s initial public offering on December 12, 2014, the applicable margin was 3.50% for LIBOR rate loans and 2.50% for base rate loans. The interest rate in effect as of December 31, 2014 was 4.25%. The Term Loan Facility was payable in quarterly installments of $3.375 million beginning in March 2015.

On May 8, 2015, the Company amended its Senior Credit Facilities to reduce the applicable interest rate on the Term Loan Facility and to refinance the outstanding balance of the Term Loan Facility with new term loans (the “Refinanced Term Loan Facility”).  The Refinanced Term Loan consists of a $1,072.6 million U.S. Dollar denominated term loan (the “USD Term Loan”) and a €225.0 million Euro denominated term loan (the “Euro Term Loan”).  The USD Term Loan was issued at par and accrues interest at LIBOR, bearing a 1.00% floor, plus an applicable margin of 2.75%.  The Euro Term Loan was issued at an original issuance discount of 0.50%, or $1.3 million, and accrues interest at the Euro Interbank Offer Rate (“EURIBOR”), bearing a 1.00% floor, plus an applicable margin of 2.75%.  At December 31, 2015, the effective interest rate on both the USD Term Loan and Euro Term Loan was 3.75%.  Principal repayments on the USD Term Loan and Euro Term Loan are payable in quarterly installments equal to 0.25% of the original loan balances.  All other terms of the amended Senior Credit Facilities remain substantially unchanged.  In connection with amending the Senior Credit Facilities, the Company paid fees to third parties totaling $1.8 million, of which $1.6 million was expensed.

During 2015, the Company made $10.0 million in voluntary prepayments on the previous Term Loan Facility and $45.0 million in voluntary prepayments on the Refinanced Term Loan Facility.

Interest on the Revolving Credit Facility is accrued at a rate equal to the LIBOR rate plus an applicable margin of 3.25% or a base rate that is the higher of the Federal Funds Rate (plus 0.50%), the U.S. prime rate as published in The Wall Street Journal, or LIBOR (plus 1.00%), plus an applicable margin of 2.25%, at Holdco’s option. The applicable margin is based on a leverage ratio grid.       As of December 31, 2015, zero was outstanding under the Revolving Credit Facility and $237.4 million was available after giving effect to outstanding letters of credit.

Holdco pays fees with respect to the Revolving Credit Facility, including (i) an unused commitment fee of 0.50% or 0.375% based on a leverage ratio, (ii) fixed fees with respect to letters of credit of 3.25% per annum on the stated amount of each letter of credit outstanding during each month and (iii) customary administrative fees.

The agreement governing the Senior Credit Facilities contains certain covenants that, among other things, require MPG Holdco to maintain a leverage ratio once revolver borrowings and letters of credit exceed 35% of aggregate revolving credit commitments as defined under the terms of the Senior Credit Facilities and to comply with customary affirmative and negative covenants. In addition to scheduled maturities, the Refinanced Term Loan Facility is subject to customary mandatory prepayments, including an excess cash flow sweep based on leverage ratio step downs and a mandatory prepayment for certain asset sales. The Company is required to prepay a portion of the Term Loan Facility in an amount equal to a percentage of the preceding fiscal year’s excess cash flow, as defined, with such percentage based on our leverage ratio, as defined.  No mandatory prepayments are due in 2016.

The agreements governing the Senior Credit Facilities and the Registered Notes restrict the payment of dividends except (i) to pay reasonable estimated amount of taxes as long as not prohibited by applicable laws, (ii) to pay legal, accounting, and reporting expenses, (iii) to pay general administrative costs and expenses, and reasonable directors fees, and expenses; (iv) to repurchase stock owned by employees, (v) for management or similar fees, (vi) to pay franchise or similar taxes to maintain corporate existence, (vii) permitted tax distributions, and (viii) to pay dividends up to $30.0 million or 6% of the net cash proceeds from an underwritten public offering of our common stock.

The Senior Credit Facilities are guaranteed by MPG and certain of its direct and indirect existing and future domestic subsidiaries and are secured on a first priority basis by all or substantially all of our assets, the assets of Holdco and each guarantor’s assets, including a pledge of capital stock of our U.S. subsidiaries that hold domestic assets and a portion of the capital stock of the first tier foreign subsidiaries of MPG and each guarantor. The Registered Notes are guaranteed by MPG and certain of its direct and indirect existing and future domestic subsidiaries. The Registered Notes are pari passu in right of payment with the Senior Credit Facilities, but are effectively subordinated to the Senior Credit Facilities to the extent of the value of the assets securing such indebtedness.

Registered Notes

In October 2014, Holdco issued $600.0 million of senior notes (“Senior Notes”). The Senior Notes mature in 2022, and bear interest at a rate of 7.375%, payable semi-annually on April 15 and October 15 per the terms of the indenture governing the Senior Notes.  In May, 2015, the Company launched an offer to exchange notes registered with the SEC (the “Registered Notes”) for its existing Senior Notes that were not registered with the SEC. The Registered Notes have substantially identical terms as the Senior Notes.  The exchange offer was made pursuant to a prospectus included in a Registration Statement on Form S-4 filed with the SEC on May 1, 2015, and declared effected by the SEC on May 8, 2015.  The exchange offer was completed on June 8, 2015, and all outstanding original Senior Notes were tendered and exchanged for Registered Notes.

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

Scheduled Maturities of Long-term Debt

As of December 31, 2015, the Company’s scheduled principal payments of long-term debt for the five succeeding years were $13.3 million for 2016, $13.4 million for 2017, $13.2 million for 2018, $13.2 million for 2019 and $13.2 million for 2020. The scheduled principal payments are exclusive of potential required prepayments.

(12) Lease Commitments

The Company leases certain property and equipment under capital and operating lease arrangements that expire at various dates through 2036. Most of the operating leases provide the option, after the initial lease term, either to purchase the property or renew its lease at the then fair value.

Future minimum lease payments by the Company under capital and operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 2015 are as follows:

	Capital Leases	Operating Leases
	(In thousands)
Company minimum lease payments:
2016	$4,990	11,152
2017	3,928	9,425
2018	3,991	8,126
2019	4,090	6,406
2020	4,193	5,939
Thereafter	62,623	27,001
Total minimum payments	83,815	$68,049
Amount representing interest	(60,163)
Obligations under capital leases	23,652
Obligations due within one year	(1,163)
Long-term obligations under capital leases	$22,489

Rental expense for operating leases was $12.9 million for 2015, $12.4 million for 2014, and $11.5 million for 2013.

(13) Equity, Dividends and Change in Accumulated Other Comprehensive Loss

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

On December 12, 2014, American Securities sold 10,000,000 shares of the Company’s common stock under an IPO, for which no proceeds were received by the Company. The Company recognized costs directly attributable to the IPO of $5.6 million within paid-in capital. On January 15, 2015, the underwriters of the IPO exercised their option to purchase additional shares of our common stock from American Securities. After selling these additional shares, American Securities owned 78.5% of our common stock.

Dividends

The Company declared the following cash dividends on its common stock in 2015, totaling $18.5 million.

Date Declared	Date Paid	Dividend per share
October 28, 2015	December 3, 2015	$0.09
July 29, 2015	August 31, 2015	0.09
March 10, 2015	May 26, 2015	0.09

As of December 31, 2015, the Company had accrued dividends of $0.3 million on unvested Restricted Shares, which are to be paid upon vesting.

Prior to the Combination, HHI and Metaldyne paid dividends to their respective stockholders.  HHI paid dividends totaling $111.3 million and $131.9 million on May 2, 2014 and September 20, 2013, respectively. The dividends paid by HHI were primarily funded by incremental term loans. Metaldyne paid a dividend totaling $125.0 million on October 31, 2013, which was funded by an incremental term loan.

Changes in Accumulated Other Comprehensive Loss Attributable to Stockholders, Net of Tax

	Foreign Currency Items	Defined Benefit Items	Total
	(In thousands)
Balance, December 31, 2012	$(388)	6	(382)
Other comprehensive income before reclassifications	(3,379)	462	(2,917)
Balance, December 31, 2013	(3,767)	468	(3,299)
Other comprehensive income before reclassifications	(23,954)	(8,239)	(32,193)
Reclassifications	—	244	244
Balance, December 31, 2014	(27,721)	(7,527)	(35,248)
Other comprehensive income before reclassifications	(24,258)	1,781	(22,477)
Reclassifications	—	432	432
Balance, December 31, 2015	$(51,979)	(5,314)	(57,293)

(14) Net Income Per Share Attributable to Stockholders (“EPS”)

The Company’s basic and diluted EPS were calculated as follows:

	2015	2014	2013
	(In thousands, except per share data)
Weighted-average shares outstanding
Basic	67,284	67,075	67,075
Equivalent shares for outstanding stock-based compensation awards	2,445	1,400	—
Diluted	69,729	68,475	67,075
Net income attributable to stockholders	$125,304	72,827	57,568
EPS
Basic	$1.86	1.09	0.86
Diluted	1.80	1.06	0.86

For 2014, and 2013, the weighted average shares outstanding were retrospectively adjusted to reflect MPG common stock outstanding upon completion of the Combination and the Stock Split; the equivalent shares for outstanding stock-based compensation awards were retrospectively adjusted to reflect the conversion of those awards into options to purchase shares of Common Stock of MPG and the Stock Split.

The number of equivalent shares excluded from the calculation as they were anti-dilutive was de minimis for 2015, 0.8 million for 2014, and 3.5 million for 2013.

(15) Other Income (Expense)

	2015	2014	2013
	(In thousands)
Foreign currency gains (losses)	$18,319	15,723	(2,295)
Accounts receivable factoring commission	(849)	(918)	(995)
Debt transaction expenses	(1,668)	(2,836)	(6,014)
Other	(450)	(637)	(8,568)
Total other, net	$15,352	11,332	(17,872)

(16) Stock-based Compensation

In August 2014, the Board of Directors of MPG approved an equity incentive plan (the “MPG Plan”) for officers, key employees and non-employees. The MPG Plan permits the grant of equity awards to purchase up to 5.9 million shares of MPG common stock. All awards granted on or after August 4, 2014 were issued under the MPG Plan.

Restricted Shares

The Company has granted restricted stock awards and restricted stock unit awards to certain employees and nonemployee directors (collectively the “Restricted Shares”).

The following table summarizes the terms of the Restricted Shares:

Vesting Terms	Number of Shares	Grant-date Fair Value
	(In thousands)
1/3rd per year on grant-date anniversary	465	$20.02
1/3rd per year on grant-date anniversary	305	18.90
1/4th on the 1st grant-date anniversary and 3/4th on the 2nd grant-date anniversary	567	15.00
1/3rd per year on grant-date anniversary	280	15.00
	1,617

The Restricted Shares are being expensed based on their grant-date fair values on a straight-line basis over the requisite service period for the entire award. The grant-date fair values were determined using the fair value of the Company’s common stock as of the grant date.

Changes in the number of Restricted Shares outstanding for the years ended December 31, 2015 and 2014 were as follows:

	Number of Shares	Weighted Average Grant-date Fair Value	Fair Value of Shares Vested
	(In thousands)		(In millions)
Balance, December 31, 2013	—
Granted	847	$15.00
Forfeited	—
Balance, December 31, 2014	847
Granted	770	19.58
Vested	(424)	16.20	$7.8
Forfeited	(28)	16.30
Balance, December 31, 2015	1,165	$17.47

Options

The Company has granted options to certain employees to purchase shares of its common stock with the following terms:

Vesting Terms	Number of Options	Weighted Average Exercise Price	Contractual Terms
	(In thousands)		(In years)
1/3rd per year on grant-date anniversary	438	$18.90	10
100% upon grant	635	20.00	10
1/3rd per year on grant-date anniversary	560	20.00	10
1/5th upon grant and 1/5th on December 6th of following 4 years	357	20.00	10
1/5th per year on the anniversary of the original grant date	4,405	6.32	10
100% on the seventh anniversary of the original grant date	485	18.66	10
	6,880

All options are being expensed on their grant-date fair values on a straight-line basis over the requisite service period for the entire award.  The grant-date fair values of the options were determined using a Black-Scholes valuation model based on the following weighted average assumptions:

	Original Grant Year
	2015	2014	2013
Grant-date calculated value (per share)	$9.03	12.66	16.05
Exercise price	$18.90	18.66	6.17
Expected term	6 years	7 years	6 years
Risk-free rate	1.8%	2.0%	1.8%
Expected volatility	60.0%	65.0%	65.0%
Expected dividend yield	1.9%	0.0%	0.0%

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

Options Outstanding

Changes in the number of Options outstanding for the years ended December 31, 2015 and 2014 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Balance, December 31, 2013	3,920	$4.79
Granted	2,522	19.48
Exercised	—	—
Forfeited	—	—
Balance, December 31, 2014	6,442	$10.54	8.5	$49.2
Options exercisable, December 31, 2014	1,938	$10.60	8.2	$15.2
Granted	438	18.90
Exercised	(566)	5.50		$8.6
Forfeited	(45)	10.12
Balance, December 31, 2015	6,269	$11.58	7.6	$45.5
Options exercisable, December 31, 2015	3,400	$10.82	7.4	$27.6

Proceeds and tax benefit realized from the exercise of stock options during the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
	(In millions)
Proceeds from the exercise of stock options - gross	$3.0	—	—
Tax benefit	2.7	—	—

Stock-based Compensation Expense

	2015	2014	2013
	(In thousands)
Restricted shares	$11,854	309	—
Options	15,810	17,010	6,175
Total	$27,664	17,319	6,175
Tax benefit	$10,286	5,429	2,270

Compensation expense associated with the outstanding stock-based awards was recognized within selling, general and administrative expense. Total unrecognized compensation cost related to non-vested awards as of December 31, 2015 was approximately $31.3 million, which is expected to be recognized ratably over the remaining vesting terms.

In 2015, the Company modified 297,378 restricted shares and 1,387,087 options in connection with employee separation agreements.  In accordance with these agreements, all non-vested vested immediately at the date of separation.  In addition, the terms of the options were modified from the original term to exercise of 30 days after separation to a term of three or five years based on the respective separation agreement. The modification, which affected five participants, resulted in additional compensation expense  related to restricted shares and options of approximately $4.1 million and $7.6 million, respectively, for the year ended December 31, 2015.

In August 2014, in conjunction with the Combination, all outstanding stock-based compensation awards were converted (the “Conversion”) to options to acquire MPG common stock.  The Conversion was accounted for as a modification resulting from an equity restructuring. The terms of the original awards were modified to eliminate and replace performance-based vesting with time-based vesting over the remaining vesting periods as set forth in the original option agreements. The modification, which affected fifty-nine option holders, resulted in no incremental compensation cost to the Company. The number of options issued upon conversion and the exercise price of those options were determined based on the relative fair values of the underlying stock of HHI, Metaldyne, or Grede to the overall fair value of MPG common stock at the time of the Combination. Prior to the Combination and Conversion, Grede had issued 970,395 equity awards in 2014, HHI and Metaldyne had issued 39,885 and 1,991,305 equity awards in 2013, respectively, and, as of the beginning of 2013, HHI had 1,888,450 equity awards issued and outstanding.

(17) Income Taxes

	2015	2014	2013
	(In thousands)
Income (loss) before income taxes:
Domestic	$97,769	(8,841)	45,101
Foreign	76,042	63,020	47,729
	$173,811	54,179	92,830
Provision (benefit) for income taxes:
Currently payable:
Federal	$31,709	43,789	23,609
Foreign	23,635	18,847	17,872
State and local	8,375	7,026	2,849
	63,719	69,662	44,330
Deferred:
Federal	(14,340)	(81,533)	(6,086)
Foreign	3,973	(420)	(3,496)
State and local	(5,288)	(6,791)	221
	(15,655)	(88,744)	(9,361)
Total income tax expense (benefit)	$48,064	(19,082)	34,969

The components of deferred taxes as of December 31 were as follows:

	2015	2014
	(In thousands)
Deferred tax assets:
Inventories	$4,620	2,221
Property and equipment	3,011	4,025
Accrued liabilities and other long-term liabilities	12,957	10,621
Net operating losses	12,895	11,857
Capitalized transactions costs	5,535	2,469
Defined benefit pension plans	6,633	3,069
Stock-based compensation	14,233	8,436
Other	11,169	11,564
	71,053	54,262
Valuation allowance	(11,817)	(11,923)
	59,236	42,339
Deferred tax liabilities:
Property and equipment	91,206	83,574
Intangible assets	181,724	160,547
Investments in foreign subsidiaries	2,163	5,157
Investment in U.S. partnership	—	33,938
Debt issuance costs	5,041	—
Other	8,727	6,032
	288,861	289,248
Net deferred tax liability	$229,625	246,909

The balance sheet presentation of net deferred tax liability follows:

	2015	2014
	(In thousands)
Assets:
Deferred income taxes, current	$—	12,435
Deferred income taxes, noncurrent	1,701	1,359
Liabilities:
Deferred income taxes, current	—	—
Deferred income taxes, noncurrent	231,326	260,703
Net deferred tax liability	$229,625	246,909

The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes allocated to income from continuing operations:

	2015	2014	2013
	(In thousands)
U.S. federal statutory rate	35%	35%	35%
Tax at U.S. federal statutory rate	$60,834	18,963	32,491
Lower effective foreign tax rate	(6,912)	(6,048)	(6,098)
State and local taxes, net of federal tax benefit	4,329	(1,439)	1,628
Changes in prior-year estimates	(4,198)	2,599	(386)
Domestic production activities deduction	(3,603)	(2,321)	(2,368)
Deferred tax on outside basis of foreign shares	(2,994)	(31,619)	5,031
Non-taxable income	(2,579)	(2,870)	(2,666)
Change in valuation allowance	2,361	4,868	(3,030)
Nondeductible transaction/other expenses	1,729	3,655	3,438
Tax holidays, credits and incentives	(1,389)	(4,741)	(1,543)
Changes in unrecognized tax benefits	638	(2,222)	5,566
Goodwill impairment	—	4,301	—
Other, net	(152)	(2,208)	2,906
Income tax expense (benefit)	$48,064	(19,082)	34,969

As of December 31, 2015, the Company had approximately $81.0 million of foreign earnings attributed to the foreign subsidiaries that are indefinitely reinvested for which no U.S. income tax provision or deferred tax liabilities are recorded. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. If a U.S. deferred tax liability were to be recorded on those foreign earnings, the estimated tax liability would approximate $18.7 million. For those wholly owned foreign subsidiaries where basis differentials are not indefinitely reinvested, the Company provides deferred income taxes on the foreign earnings. As of December 31, 2015 and 2014, this deferred income tax liability totaled $2.2 million and $5.2 million, respectively.

The Protecting Americans from Tax Hikes Act of 2015 extended the “look-through” rule under subpart F of the U.S. Internal Revenue Code through 2019. The “look-through rule” provides an exception to the U.S. taxation of certain income generated by foreign subsidiaries. As a result of this change in law, the Company recorded a $3.2 million income tax benefit in the fourth quarter of 2015, to derecognize a portion of the deferred tax liabilities previously recorded.

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

As of December 31, 2015 and 2014, certain foreign subsidiaries have NOL carryforward balances totaling $40.2 million and $37.9 million, respectively. Of the December 31, 2015 balance, foreign NOL carryforwards totaling $2.6 million will expire in various years ranging from 2018 through 2024, while the remaining balance of $37.6 million has no expiration date.

The Company continues to maintain a valuation allowance related to its net deferred tax assets in multiple jurisdictions. As of December 31, 2015 and 2014, the Company had valuation allowances of $11.8 million and $11.9 million, respectively, primarily related to tax loss and credit carryforwards. During the year ended December 31, 2014, the Company recorded a valuation allowance against loss carryforwards of its Brazilian and French subsidiaries for a total of $3.9 million. Due to the history of losses at these entities, the Company concluded the negative evidence outweighed the positive evidence and it was no longer more likely than not that the net deferred tax assets would be realized.

For its U.S. federal income tax provision, the Company has recorded a research and experimentation tax credit of $1.3 million and $3.0 million for the year ended December 31, 2015 and 2014, respectively. In addition, the Company’s subsidiary located in Korea had a tax holiday, which reduced tax expense approximately $0.4 million and $1.1 million for the years ended December 31, 2014 and 2013. The Korean tax holiday expired at the end of 2015.

A reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31 follows:

	2015	2014	2013
	(In thousands)
Beginning balance	$7,384	9,606	4,040
Additions to tax positions related to the current period	260	295	—
Additions to tax positions related to the prior period	395	305	5,372
Reductions in tax positions resulting from settlements with taxing authorities	—	(1,281)	—
Reductions in tax positions resulting from a lapse of the statute of limitations	—	(202)	—
Other	(898)	(1,339)	194
Ending balance	$7,141	7,384	9,606

The reserve for unrecognized tax benefits totaled $4.5 million and $4.4 million as of December 31, 2015 and 2014, respectively. This reserve primarily consists of foreign tax contingencies related to ongoing tax audits. Additionally, deferred tax assets related to net operating losses have been reduced by $2.7 million and $3.0 million as of December 31, 2015 and 2014, respectively. All of the Company’s unrecognized tax benefits would, if recognized, reduce its effective tax rate. In connection with the Metaldyne Transaction, the former owner’s stockholders have indemnified Metaldyne for all pre-closing taxes for a period of three years following the Metaldyne Transaction. An indemnification asset of $7.6 million and $8.3 million related to the foreign tax contingencies is recorded in receivables, net as of December 31, 2015 and 2014, respectively.

The Company recognizes both interest and penalties accrued with respect to an underpayment of income taxes as income tax expense. Related to the unrecognized tax benefits noted above, the amount of interest and penalty expense was $0.2 million, $0.2 million, and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company has open tax years from 2004 to 2015 with varying taxing jurisdictions where taxes remain subject to examination including, but not limited to, the United States of America, Spain, France, Germany, and India. All necessary adjustments for the anticipated outcomes of ongoing examinations have been properly addressed or accrued. As of December 31, 2015 and 2014, since existing examinations remain pending, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits over the next twelve months.

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

The straight-line method is used to amortize prior service amounts and unrecognized net actuarial (gains) losses.

Changes in projected benefit obligations and plan assets for the years ended December 31 were as follows:

	2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Accumulated benefit obligation at the end of the year	$32,778	49,648	36,642	55,049
Change in projected benefit obligation:
Beginning projected benefit obligation	$36,642	56,779	—	51,349
Obligations recognized with the Grede Transaction	—	—	33,864	—
Service cost	32	1,224	97	1,222
Interest cost	1,314	1,748	765	2,112
Actuarial (gain) loss	(1,364)	(2,864)	2,968	8,824
Benefits paid	(1,248)	(2,015)	(778)	(1,590)
Effect of settlements	(2,598)	—	(274)	—
Other adjustments	—	1,668	—	—
Exchange rate changes	—	(4,430)	—	(5,138)
Ending projected benefit obligation	$32,778	52,110	36,642	56,779
Change in plan assets:
Beginning fair value of plan assets	$27,338	29,203	—	27,736
Plan assets recognized with the Grede Transaction	—	—	27,615	—
Actual return on plan assets	(326)	57	434	3,425
Employer contributions	728	1,792	341	1,562
Benefits paid	(1,248)	(2,015)	(778)	(1,590)
Effect of settlements	(2,598)	—	(274)	—
Exchange rate changes	—	(1,472)	—	(1,930)
Ending fair value of plan assets	$23,894	27,565	27,338	29,203

Amounts recognized on the consolidated balance sheets as of December 31 were as follows:

	2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Amounts recognized in liabilities:
Current liabilities	$—	(354)	—	(215)
Noncurrent liabilities	(8,883)	(24,191)	(9,304)	(27,361)
Funded status	(8,883)	(24,545)	(9,304)	(27,576)
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	3,680	3,974	3,471	5,743
Total recognized on the consolidated balance sheets	$(5,203)	(20,571)	(5,833)	(21,833)

The current portion of the above retirement benefit liabilities is recognized in accrued liabilities and the noncurrent portion is recognized in other long-term liabilities.

Changes in accumulated comprehensive income for the years ended December 31 were as follows:

	2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Beginning accumulated other comprehensive income	$3,471	5,743	—	(1,016)
Current period (gain) loss	209	(1,167)	3,471	7,280
Exchange rate changes	—	(602)	—	(521)
Ending accumulated other comprehensive income	$3,680	3,974	3,471	5,743

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost in 2016 are de minimis for the U.S. plans and $0.1 million for the non-U.S. plans.

Weighted average assumptions used to determine the benefit obligations as of December 31 were as follows:

	2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.10%	3.46%	3.77%	3.08%
Rate of compensation increase	Not applicable	4.65	Not applicable	4.74

Weighted average assumptions used to determine net periodic benefit cost for the periods ended of December 31 were as follows:

	2015		2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.77%	3.22%	4.04%	4.26%	—	4.23%
Expected long-term return of plan assets	7.25	6.80	7.25	6.77	—	6.77
Rate of compensation increase	Not applicable	4.46	Not applicable	4.80	—	4.85

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

The rate of compensation increase for the U.S. plans is not applicable as the plans’ benefits are based upon credited years of service.

Net periodic benefit cost for the periods ended of December 31 was as follows:

	2015		2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Service cost	$32	1,224	97	1,222	—	1,200
Interest cost	1,314	1,748	765	2,112	—	2,030
Expected return on plan assets	(1,681)	(1,949)	(959)	(1,868)	—	(1,693)
Amortization of net actuarial gain (loss)	4	120	—	(12)	—	—
Effect of settlement	428	—	22	17	—	—
Net periodic benefit cost	$97	1,143	(75)	1,471	—	1,537

The weighted average asset allocations as of December 31 were as follows:

	2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Asset category:
Equity securities	51%	77%	49%	70%
Debt securities	39	16	41	25
Real estate	10	—	10	—
Cash	—	4	—	4
Other	—	3	—	1
Total	100%	100%	100%	100%

Certain policies are established to provide for growth of capital with a moderate level of volatility by investing assets per the target allocations. The plans’ asset allocation percentages at December 31, 2015 and 2014 approximated the target asset allocation ranges. The targeted asset allocations and the investment policies are reviewed periodically to determine if the policies should be changed.

Fair value measurements for plan assets as of December 31, 2015 were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset category:
U.S. Plans
Mutual funds:
Equity securities	$12,123	—	12,123	—
Fixed income securities	9,321	—	9,321	—
Real estate	2,450	—	1,189	1,261
Total	$23,894	—	22,633	1,261
Non-U.S. Plans
Cash and cash equivalents	$1,031	1,031		—
Mutual funds (non-U.S.):
Equity securities	21,353	—	21,353	—
Fixed income securities	4,308	—	4,308	—
Mixed asset mutual funds (equity/fixed income)	873	—	873	—
Total	$27,565	1,031	26,534	—

Fair value measurements for plan assets as of December 31, 2014 were as follows:

	Total	Level 1	Level 2	Level 3
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

The following table summarizes the changes in Level 3 assets:

(In thousands)
Balance as of December 31, 2014	$2,680
Transfers to Level 2	(1,334)
Return on plan assets	174
Purchases	10
Sales	(269)
Balance as of December 31, 2015	$1,261

Contributions to the U.S. plans and the non-U.S. plans in 2016 are estimated to be zero and $1.4 million, respectively. Contributions are expected to meet or exceed the minimum funding requirements of the relevant governmental authorities. Contributions may be made in excess of the minimum funding requirements in response to the plans’ investment performance, to achieve funding levels required by defined benefit plan arrangements or when deemed to be financially advantageous to do so based on their other cash requirements.

The following payments, which reflect expected future service, as appropriate, are expected to be paid by the plans:

	U.S.	Non-U.S.
	(In thousands)
December 31:
2016	$1,520	1,605
2017	1,750	1,787
2018	1,820	1,807
2019	1,560	1,833
2020	1,860	1,887
2021–2025	9,770	12,109

Defined Contribution Plans

The Company sponsors a number of qualified defined contribution personal savings plans for U.S. hourly and salaried employees. These plans allow eligible employees to contribute a portion of their compensation into the plans and generally provide employer matching contributions. In addition to the employer match, for certain of the plans, a contribution is made for each participant based on a dollar amount per hour worked. Contributions were $7.6 million for 2015, $6.7 million for 2014, and $4.9 million for 2013.

(19) Fair Value Measurements

The carrying value and fair value of the notes and term loans as of December 31 were as follows:

	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Registered Notes	$600,000	605,910	$600,000	615,000
Term Loan Facility	—	—	1,333,421	1,343,350
USD Term Loan	1,016,643	1,000,489	—	—
Euro Term Loan	243,046	243,242	—	—

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

As of December 31, 2015, 39% of the Company’s worldwide labor force was subject to collective bargaining agreements. The Company does not have national agreements in place with any union and its facilities are represented by a variety of different labor organizations. Collective bargaining agreements covering 11% of the labor force will expire in 2016. The remaining agreements expire in 2017, 2018, and 2019.

(21) Related Party Transactions

HHI, Metaldyne and Grede were parties to management services agreement with American Securities. Advisory and management fees and expenses totaling $14.7 million for 2014, and $4.5 million for 2013 paid to American Securities under the agreements. These agreements were terminated upon completion of the initial public offering of the Company’s common stock on December 12, 2014.  As of December 31, 2015 there were no amounts due to American Securities.

As of December 31, 2015, affiliates of American Securities held 75.7% of the outstanding common stock of the Company.

(22) Segment and Geographical Data

The Company is organized and operated as three operating segments: the HHI segment, the Metaldyne segment and the Grede segment.

The HHI segment manufactures highly-engineered metal-based products for the North American light vehicle market. These components are used in Powertrain and Safety-Critical applications, including transmission components, drive line components, wheel hubs, axle ring and pinion gears, sprockets, balance shaft gears, timing drive systems, VVT components, transfer case components and wheel bearings.

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

Segment information for 2015, 2014 and 2013 was as follows:

	2015					December 31, 2015
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Expenditures	Depreciation/ Amortization	Total Assets
	(In thousands)
HHI	$984,765	8,887	199,835	69,853	79,106	$905,468
Metaldyne	1,155,741	1,208	205,698	85,430	78,196	1,243,764
Grede	906,749	343	132,700	69,050	72,404	954,633
Elimination and other	—	(10,438)	—	1,980	66	73,320
Total	$3,047,255	—	538,233	226,313	229,772	$3,177,185

	2014					December 31, 2014
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Expenditures	Depreciation/ Amortization	Total Assets
	(In thousands)
HHI	$968,508	9,036	193,480	61,644	76,854	$944,104
Metaldyne	1,176,367	1,173	202,353	70,484	92,503	1,216,375
Grede	572,126	7	82,758	24,262	41,450	982,005
Elimination and other	—	(10,216)	—	—	—	82,128
Total	$2,717,001	—	478,591	156,390	210,807	$3,224,612

	2013					December 31, 2013
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Expenditures	Depreciation/ Amortization	Total Assets
	(In thousands)
HHI	$906,516	9,942	175,033	45,068	71,740	$993,512
Metaldyne	1,110,765	1,242	188,059	77,188	91,642	1,223,984
Elimination and other	—	(11,184)	—	—	—	(680)
Total	$2,017,281	—	363,092	122,256	163,382	$2,216,816

Elimination and other above reflects the elimination of intercompany sales, payables and receivables and assets held by the parent company. Assets held by the parent company primarily consist of cash and cash equivalents, deferred tax assets and unamortized debt fees.

Reconciliation of Adjusted EBITDA to income before tax follows:

	2015	2014	2013
	(In thousands)
Adjusted EBITDA	$538,233	478,591	363,092
Depreciation and amortization	(229,772)	(210,807)	(163,382)
Interest expense, net	(107,487)	(99,894)	(74,667)
Loss on debt extinguishment	(368)	(60,713)	—
Gain (loss) on foreign currency	20,175	15,723	(2,295)
Loss on fixed assets	(2,863)	(2,125)	(1,419)
Debt transaction expenses	(1,774)	(2,973)	(6,014)
Stock-based compensation	(27,664)	(17,319)	(6,175)
Sponsor management fees	—	(5,078)	(4,000)
Non-recurring acquisition and purchase accounting items	(3,042)	(22,994)	(10,491)
Non-recurring operational items	(11,627)	(18,232)	(1,819)
Income before tax	$173,811	54,179	92,830

The following table presents total assets, long-lived assets and net assets by geographic area, attributed to each subsidiary’s continent of domicile as of December 31, 2015 and 2014.

	2015			2014
	Total assets	Noncurrent assets	Net assets	Total assets	Noncurrent assets	Net assets
	(In thousands)
United States of America	$2,611,978	2,130,737	264,445	2,684,690	2,178,658	199,414
Europe	304,937	173,352	211,169	308,667	187,870	196,577
Other foreign	260,270	137,141	163,421	231,255	111,948	128,971
Total foreign	565,207	310,493	374,590	539,922	299,818	325,548
Total	$3,177,185	2,441,230	639,035	3,224,612	2,478,476	524,962

The following table presents the net sales by geographic area, attributed to each subsidiary’s continent of domicile:

	2015	2014	2013
	(In thousands)
United States of America	$2,349,731	2,035,941	1,487,596
Europe	365,295	403,506	384,040
Other foreign	332,229	277,554	145,645
Total foreign	697,524	681,060	529,685
Total	$3,047,255	2,717,001	2,017,281

During 2015, direct sales to two customers accounted for 24% and 21% of net sales, respectively.

(23) Summarized Quarterly Financial Information (Unaudited)

	2015 Quarter Ended
	March 29	June 28	September 27	December 31	Full Year
	(In thousands, except EPS amounts)
Net sales	$765,167	800,235	746,640	735,213	3,047,255
Gross profit	128,539	142,063	126,241	119,167	516,010
Net income attributable to stockholders	32,441	44,109	28,205	20,549	125,304
Basic EPS	$0.48	0.66	0.42	0.30	1.86
Diluted EPS	0.47	0.64	0.41	0.29	1.80

	2014 Quarter Ended
	March 30	June 29	September 28	December 31	Full Year
	(In thousands, except EPS amounts)
Net sales	$540,459	641,403	772,967	762,172	2,717,001
Gross profit	83,266	104,179	117,441	118,007	422,893
Net income attributable to stockholders	22,602	15,384	24,600	10,241	72,827
Basic EPS	$0.34	0.23	0.37	0.15	1.09
Diluted EPS	0.33	0.22	0.36	0.15	1.06

(24) Guarantor

The outstanding balances of the Senior Credit Facilities and Registered Notes, entered into and issued on October 20, 2014, are guaranteed by all of the Company’s existing and future domestic subsidiaries (“Guarantor Subsidiaries”). All of the Guarantor Subsidiaries are 100% owned by Metaldyne Performance Group Inc. (“Parent”) and Holdco (“Issuer”). The guarantee is full, unconditional, joint and several. The Company’s non-domestic subsidiaries have not guaranteed the Senior Credit Facilities or the Registered Notes (“Non-Guarantor Subsidiaries”).

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

Condensed Consolidating Balance Sheet

December 31, 2015

(In thousands)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	50,509	10,815	106,832	—	168,156
Receivables, net:
Trade	—	—	242,357	67,714	(992)	309,079
Other	57	—	70,946	19,820	(55,472)	35,351
Total receivables, net	57	—	313,303	87,534	(56,464)	344,430
Inventories	—	—	139,127	47,721	—	186,848
Deferred income taxes	—	—	—	—	—	—
Prepaid expenses	—	3,218	7,437	4,379	—	15,034
Other assets	5,322	—	8,537	7,628	—	21,487
Total current assets	5,379	53,727	479,219	254,094	(56,464)	735,955
Property and equipment, net	—	2,016	546,271	237,666	—	785,953
Goodwill	—	—	673,209	234,507	—	907,716
Amortizable intangible assets, net	—	—	561,695	147,215	—	708,910
Deferred income taxes, noncurrent	14,242	—	—	1,701	(14,242)	1,701
Other assets	—	22,336	14,178	436	—	36,950
Intercompany receivables	56,253	1,734,587	—	4,890	(1,795,730)	—
Investment in subsidiaries	618,967	695,939	673,773	—	(1,988,679)	—
Total assets	$694,841	2,508,605	2,948,345	880,509	(3,855,115)	3,177,185
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2	1,016	165,697	104,974	(22,827)	248,862
Accrued compensation	—	4,385	38,409	12,336	—	55,130
Accrued liabilities	538	19,121	27,166	53,614	(33,637)	66,802
Short-term debt	—	—	—	723	—	723
Current maturities, long-term debt and capital lease obligations	—	13,180	1,145	145	—	14,470
Total current liabilities	540	37,702	232,417	171,792	(56,464)	385,987
Long-term debt, less current maturities	—	1,846,509	—	237	—	1,846,746
Capital lease obligations	—	—	22,470	19	—	22,489
Deferred income taxes	—	5,041	233,476	7,051	(14,242)	231,326
Other long-term liabilities	—	386	26,476	24,740	—	51,602
Intercompany payables	58,163	—	1,737,567	—	(1,795,730)	—
Total liabilities	58,703	1,889,638	2,252,406	203,839	(1,866,436)	2,538,150
Stockholders’ equity:
Total equity attributable to stockholders	636,138	618,967	695,939	673,773	(1,988,679)	636,138
Noncontrolling interest	—	—	—	2,897	—	2,897
Total stockholders’ equity	636,138	618,967	695,939	676,670	(1,988,679)	639,035
Total liabilities and stockholders’ equity	$694,841	2,508,605	2,948,345	880,509	(3,855,115)	3,177,185

Condensed Consolidating Balance Sheet

December 31, 2014

(In thousands)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1	52,253	3,182	101,062	—	156,498
Receivables, net:
Trade	—	—	253,648	61,805	(2,510)	312,943
Other	—	266	55,750	19,511	(43,584)	31,943
Total receivables, net	—	266	309,398	81,316	(46,094)	344,886
Inventories	—	—	157,379	47,410	—	204,789
Deferred income taxes		—	8,560	3,875	—	12,435
Prepaid expenses	600	2,770	6,986	2,648	—	13,004
Other assets	—	—	6,425	8,099	—	14,524
Total current assets	601	55,289	491,930	244,410	(46,094)	746,136
Property and equipment, net	—	—	517,700	232,481	—	750,181
Goodwill	—	—	673,209	234,507	—	907,716
Amortizable intangible assets, net	—	—	616,313	162,144	—	778,457
Deferred income taxes, noncurrent	—	—	—	1,359	—	1,359
Other assets	—	24,581	15,694	13,439	(12,951)	40,763
Intercompany receivables	11,982	1,858,569	—	—	(1,870,551)	—
Investment in subsidiaries	516,381	529,838	656,504	—	(1,702,723)	—
Total assets	$528,964	2,468,277	2,971,350	888,340	(3,632,319)	3,224,612
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	538	197,088	103,662	(15,820)	285,468
Accrued compensation	—	—	36,357	14,595	—	50,952
Accrued liabilities	918	17,937	38,353	53,124	(30,398)	79,934
Deferred income taxes	—	—	—	—	—	—
Short-term debt	—	—	268	1,304	—	1,572
Current maturities, long-term debt and capital lease obligations	—	13,500	(19,034)	22,031	—	16,497
Total current liabilities	918	31,975	253,032	194,716	(46,218)	434,423
Long-term debt, less current maturities	—	1,919,921	12,826	390	(12,827)	1,920,310
Capital lease obligations	—	—	23,384	41	—	23,425
Deferred income taxes		—	254,433	6,270	—	260,703
Other long-term liabilities	—	—	32,869	27,920	—	60,789
Intercompany payables	5,583	—	1,864,968	—	(1,870,551)	—
Total liabilities	6,501	1,951,896	2,441,512	229,337	(1,929,596)	2,699,650
Stockholders’ equity:
Total equity attributable to stockholders	522,463	516,381	529,838	656,504	(1,702,723)	522,463
Noncontrolling interest	—	—	—	2,499	—	2,499
Total stockholders’ equity	522,463	516,381	529,838	659,003	(1,702,723)	524,962
Total liabilities and stockholders’ equity	$528,964	2,468,277	2,971,350	888,340	(3,632,319)	3,224,612

Condensed Consolidating Statements of Operations

(In thousands)

For the Year Ended December 31, 2015	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	—	2,432,296	739,748	(124,789)	3,047,255
Cost of sales	—	—	2,034,440	621,594	(124,789)	2,531,245
Gross profit	—	—	397,856	118,154	—	516,010
Selling, general and administrative expenses	—	—	205,577	44,119	—	249,696
Operating profit	—	—	192,279	74,035	—	266,314
Interest expense, net	8	102,213	(4,201)	9,467	—	107,487
Loss on debt extinguishment	—	368	—	—	—	368
Other, net	6	(8,163)	(10,575)	3,380	—	(15,352)
Other expense, net	14	94,418	(14,776)	12,847	—	92,503
Income (loss) before tax	(14)	(94,418)	207,055	61,188	—	173,811
Income tax expense (benefit)	(5)	(30,903)	56,178	22,794	—	48,064
Income (loss) before from equity in subsidiaries	(9)	(63,515)	150,877	38,394	—	125,747
Earnings from equity in subsidiaries	125,313	188,828	37,951	—	(352,092)	—
Net income	125,304	125,313	188,828	38,394	(352,092)	125,747
Income attributable to noncontrolling interest	—	—	—	443	—	443
Net income attributable to stockholders	$125,304	125,313	188,828	37,951	(352,092)	125,304

For the Year Ended December 31, 2014	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	—	2,109,613	723,711	(116,323)	2,717,001
Cost of sales	—	—	1,793,437	616,994	(116,323)	2,294,108
Gross profit	—	—	316,176	106,717	—	422,893
Selling, general and administrative expenses	—	—	157,221	37,369	—	194,590
Goodwill impairment	—	—	11,803	—	—	11,803
Acquisition costs	—	—	13,046	—	—	13,046
Operating profit	—	—	134,106	69,348	—	203,454
Interest expense, net	—	22,279	67,395	10,220	—	99,894
Loss on debt extinguishment	—	—	60,713	—	—	60,713
Other, net	—	—	(16,356)	5,024	—	(11,332)
Other expense, net	—	22,279	111,752	15,244	—	149,275
Income (loss) before tax	—	(22,279)	22,354	54,104	—	54,179
Income tax expense (benefit)	—	(8,822)	(26,811)	16,551	—	(19,082)
Income (loss) before from equity in subsidiaries	—	(13,457)	49,165	37,553	—	73,261
Earnings from equity in subsidiaries	72,827	86,284	37,119	—	(196,230)	—
Net income	72,827	72,827	86,284	37,553	(196,230)	73,261
Income attributable to noncontrolling interest	—	—	—	434	—	434
Net income attributable to stockholders	$72,827	72,827	86,284	37,119	(196,230)	72,827

Condensed Consolidating Statements of Operations

(In thousands)

For the Year Ended December 31, 2013	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	—	1,508,294	617,991	(109,004)	2,017,281
Cost of sales	—	—	1,290,448	527,229	(109,004)	1,708,673
Gross profit	—	—	217,846	90,762	—	308,608
Selling, general and administrative expenses	—	—	92,782	30,457	—	123,239
Operating profit	—	—	125,064	60,305	—	185,369
Interest expense, net	—	—	65,978	8,689	—	74,667
Other, net	—	—	3,944	13,928	—	17,872
Other expense, net	—	—	69,922	22,617	—	92,539
Income before tax	—	—	55,142	37,688	—	92,830
Income tax expense	—	—	20,502	14,467	—	34,969
Income before from equity in subsidiaries	—	—	34,640	23,221	—	57,861
Earnings from equity in subsidiaries	57,568	57,568	22,928	—	(138,064)	—
Net income	57,568	57,568	57,568	23,221	(138,064)	57,861
Income attributable to noncontrolling interest	—	—	—	293	—	293
Net income attributable to stockholders	$57,568	57,568	57,568	22,928	(138,064)	57,568

Condensed Consolidating Statements of Comprehensive Income

(In thousands)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
For the year ended December 31, 2015
Net income	$125,304	125,313	188,828	38,394	(352,092)	125,747
Other comprehensive loss, net of tax:
Foreign currency translation	(24,303)	(24,985)	(24,985)	(21,828)	71,798	(24,303)
Net actuarial gain on defined benefit plans	1,781	1,781	1,781	1,102	(4,664)	1,781
Losses on defined benefit plans recognized in net income	432	432	432	—	(864)	432
Other comprehensive loss, net of tax	(22,090)	(22,772)	(22,772)	(20,726)	66,270	(22,090)
Comprehensive income	103,214	102,541	166,056	17,668	(285,822)	103,657
Less comprehensive income attributable to noncontrolling interest	—	—	—	398	—	398
Comprehensive income attributable to stockholders	$103,214	102,541	166,056	17,270	(285,822)	103,259
For the year ended December 31, 2014
Net income	$72,827	72,827	86,284	37,553	(196,230)	73,261
Other comprehensive loss, net of tax:
Foreign currency translation	(23,984)	(23,552)	(23,552)	(22,184)	69,288	(23,984)
Net actuarial loss on defined benefit plans	(7,995)	(7,995)	(7,995)	(4,730)	20,720	(7,995)
Other comprehensive loss, net of tax	(31,979)	(31,547)	(31,547)	(26,914)	90,008	(31,979)
Comprehensive income	40,848	41,280	54,737	10,639	(106,222)	41,282
Less comprehensive income attributable to noncontrolling interest	—	—	—	404	—	404
Comprehensive income attributable to stockholders	$40,848	41,280	54,737	10,235	(106,222)	40,878
For the year ended December 31, 2013
Net income	$57,568	57,568	57,568	23,221	(138,064)	57,861
Other comprehensive loss, net of tax:
Foreign currency translation	(3,481)	(3,481)	(3,481)	(1,866)	8,828	(3,481)
Net actuarial gain on defined benefit plans	462	462	462	708	(1,632)	462
Other comprehensive loss, net of tax	(3,019)	(3,019)	(3,019)	(1,158)	7,196	(3,019)
Comprehensive income	54,549	54,549	54,549	22,063	(130,868)	54,842
Less comprehensive income attributable to noncontrolling interest	—	—	—	191	—	191
Comprehensive income attributable to stockholders	$54,549	54,549	54,549	21,872	(130,868)	54,651

Condensed Consolidating Statements of Cash Flows

(In thousands)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
For the year ended December 31, 2015
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$8,622	(58,598)	319,321	60,452	—	329,797
Cash flows from investing activities:
Capital expenditures	—	(1,982)	(171,694)	(52,637)	—	(226,313)
Proceeds from sale of fixed assets	—	—	3,853	194	—	4,047
Capitalized patent costs	—	—	(394)	—	—	(394)
Intercompany activity	8,309	134,178	—	—	(142,487)	—
Net cash provided by (used for) investing activities	8,309	132,196	(168,235)	(52,443)	(142,487)	(222,660)
Cash flows from financing activities:
Dividends	(18,221)	—	(17)	—	—	(18,238)
Stock-based compensation activity, net	1,397	—	—	—	—	1,397
Borrowings of revolving lines of credit	—	14,300	—	—	—	14,300
Repayments of revolving lines of credit	—	(14,300)	(268)	—	—	(14,568)
Proceeds from long-term debt	—	1,326,625	—	—	—	1,326,625
Payments on long-term debt	—	(1,391,621)	(154)	—	—	(1,391,775)
Other debt, net	—	—	(2,787)	(727)	—	(3,514)
Payment of debt issue costs	—	(149)	—	—	—	(149)
Payment of offering related costs	(108)	—	—	—	—	(108)
Intercompany activity	—	(10,197)	(140,227)	7,937	142,487	—
Net cash provided by (used for) financing activities	(16,932)	(75,342)	(143,453)	7,210	142,487	(86,030)
Effect of exchange rates	—	—	—	(9,449)	—	(9,449)
Net increase (decrease) in cash and cash equivalents	$(1)	(1,744)	7,633	5,770	—	11,658
Cash and cash equivalents:
Cash and cash equivalents, beginning of year	$1	52,253	3,182	101,062	—	156,498
Net increase (decrease) in cash and cash equivalents	(1)	(1,744)	7,633	5,770	—	11,658
Cash and cash equivalents, end of year	$—	50,509	10,815	106,832	—	168,156
For the year ended December 31, 2014
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$11,982	2,768	205,363	85,308	—	305,421
Cash flows from investing activities:
Capital expenditures	—	—	(116,815)	(39,575)	—	(156,390)
Proceeds from sale of fixed assets	—	—	541	879	—	1,420
Capitalized patent costs	—	—	(243)	—	—	(243)
Grede Transaction, net of cash acquired	—	—	(812,578)	(17,078)	—	(829,656)
Intercompany activity	(6,399)	(1,858,569)	—	—	1,864,968	—
Net cash used for investing activities	(6,399)	(1,858,569)	(929,095)	(55,774)	1,864,968	(984,869)
Cash flows from financing activities:
Cash dividends	—	—	(111,259)	—	—	(111,259)
Other stock activity	—	—	(2,444)	—	—	(2,444)
Proceeds from stock issuance	1	—	244,805	15,668	—	260,474
Borrowings of short-term debt	—	—	388,773	—	—	388,773
Repayments of short-term debt	—	—	(405,057)	(2,300)	—	(407,357)
Proceeds of long-term debt	—	1,943,250	715,000	—	—	2,658,250
Principal payments of long-term debt	—	(10,000)	(1,942,041)	—	—	(1,952,041)
Intercompany activity	—	—	1,864,968	—	(1,864,968)	—
Payment of debt issue costs	—	(25,196)	(20,231)	—	—	(45,427)
Other debt, net	—	—	(6,320)	(385)	—	(6,705)
Payment of offering related costs	(5,583)	—	—	—	—	(5,583)
Net cash provided by (used for) financing activities	(5,582)	1,908,054	726,194	12,983	(1,864,968)	776,681
Effect of exchange rates	—	—	—	(8,959)	—	(8,959)
Net increase in cash and cash equivalents	$1	52,253	2,462	33,558	—	88,274
Cash and cash equivalents:
Cash and cash equivalents, beginning of year	$—	—	720	67,504	—	68,224
Net increase in cash and cash equivalents	1	52,253	2,462	33,558	—	88,274
Cash and cash equivalents, end of year	$1	52,253	3,182	101,062	—	156,498

Condensed Consolidating Statements of Cash Flows (Continued)

(In thousands)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
For the year ended December 31, 2013
Cash flows from operating activities:
Net cash provided by operating activities	$—	—	166,263	67,995	—	234,258
Cash flows from investing activities:
Capital expenditures	—	—	(89,060)	(33,196)	—	(122,256)
Proceeds from sale of fixed assets	—	—	1,036	32	—	1,068
Capitalized patent costs	—	—	(352)	—	—	(352)
Release of escrow from the acquisition of Metaldyne	—	—	4,807	—	—	4,807
Net cash used for investing activities	—	—	(83,569)	(33,164)	—	(116,733)
Cash flows from financing activities:
Cash dividends	—	—	(256,867)	—	—	(256,867)
Proceed from other stock activity	—	—	579	—	—	579
Borrowings of short-term debt	—	—	545,621	—	—	545,621
Repayments of short-term debt	—	—	(533,182)	—	—	(533,182)
Proceeds of long-term debt	—	—	240,000	—	—	240,000
Principal payments of long-term debt	—	—	(59,904)	—	—	(59,904)
Payment of debt issue costs	—	—	(14,956)	—	—	(14,956)
Other debt, net	—	—	(2,636)	270	—	(2,366)
Payment of contingent consideration for the acquisition of Metaldyne	—	—	(10,000)	—	—	(10,000)
Net cash provided by (used for) financing activities	—	—	(91,345)	270	—	(91,075)
Effect of exchange rates	—	—	-	1,443	—	1,443
Net increase (decrease) in cash and cash equivalents	$—	—	(8,651)	36,544	—	27,893
Cash and cash equivalents:
Cash and cash equivalents, beginning of year	$—	—	9,371	30,960	—	40,331
Net increase (decrease) in cash and cash equivalents	—	—	(8,651)	36,544	—	27,893
Cash and cash equivalents, end of year	$—	—	720	67,504	—	68,224

(25) Subsequent Events

On February 24, 2016, our board of directors declared a dividend of $0.09 per share, payable April 26, 2016 to stockholders of record as of April 12, 2016.

On February 24, 2016, our board of directors authorized a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase price not to exceed $25.0 million.  Subject to applicable rules and regulations, the shares may be repurchased through open market purchases, privately negotiated transactions, or otherwise. The Share Repurchase Program expires in February, 2017, and may be terminated or amended by the Company’s board of directors in its discretion at any time. As of the date of this filing, no shares of our outstanding common stock have been repurchased by the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2015. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of December 31, 2015 as stated in its report which is included in “Item 8. Financial Statements and Supplementary Data” of this 10-K.

Remediation of Prior Year’s Material Weakness

There have been improvements in the Company’s internal controls over financial reporting to remediate the previous year’s material weakness.  In the Annual Report on Form 10-K for the year ended December 31, 2014, the Company identified a material weakness in internal controls related to inadequate controls around program change, system access, computer operations, and system development for certain IT systems that management relies upon for preparation and review of financial information.

To address the material weakness, the Company designed and implemented new and enhanced controls. Additionally, the Company comprehensively documented and analyzed its system of internal control over financial reporting in preparation for its first management report on internal control over financial reporting required in connection with this 10-K.

The Company performed testing to validate the operating effectiveness of these controls. In reviewing the results from this testing, its management concluded that the above referenced material weakness in internal control over financial reporting has been remediated as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting, other than continued implementation and refinement of the controls necessary to remediate the previous year’s material weakness identified by the Company. Refer to the discussion above under “Remediation of Prior Year’s Material Weakness.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Metaldyne Performance Group Inc.:

We have audited Metaldyne Performance Group Inc. and subsidiaries internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Metaldyne Performance Group Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Metaldyne Performance Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Metaldyne Performance Group Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II: Valuation and Qualifying Accounts. We did not audit the financial statements and financial statement schedule of ASP HHI Holdings, Inc., a wholly owned subsidiary, which financial statements reflect net sales constituting 45% of consolidated net sales for the year ended December 31, 2013. Those financial statements and financial statement schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for ASP HHI Holdings, Inc., is based solely on the report of the other auditors.

/s/ KPMG LLP

Detroit, Michigan
February 29, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from our 2016 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from our 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from our 2016 Proxy Statement.

For information regarding the Company's equity compensation plans, see Item 5 “Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from our 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from our 2016 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

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

Schedule II: Valuation and Qualifying Accounts

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Deductions	Balance at end of period
			(In millions)
Allowances on Accounts Receivable
Year ended December 31, 2015	$8.0	20.8	(0.1)	(17.2)	11.5
Year ended December 31, 2014	9.0	5.1	2.0	(8.1)	8.0
Year ended December 31, 2013	5.0	3.6	0.4	—	9.0
Valuation allowance for deferred tax assets
Year ended December 31, 2015	$11.9	2.5	(1.5)	(1.1)	11.8
Year ended December 31, 2014	7.1	4.7	(0.1)	0.2	11.9
Year ended December 31, 2013	18.2	0.2	—	(11.3)	7.1

(1)	Includes purchase accounting adjustment to record accounts at fair value.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2016.

METALDYNE PERFORMANCE GROUP INC.

(Registrant)

By:	/s/ George Thanopoulos
George Thanopoulos, Chief Executive Officer

Pursuant to the requirements of the Securities exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George Thanopoulos	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2016
George Thanopoulos

/s/ Mark Blaufuss	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2016
Mark Blaufuss

/s/ Kevin Penn	Director	February 29, 2016
Kevin Penn

/s/ Nick Bhambri	Director	February 29, 2016
Nick Bhambri

/s/ Loren Easton	Director	February 29, 2016
Loren Easton

/s/ Michael Fisch	Director	February 29, 2016
Michael Fisch

/s/ William Jackson	Director	February 29, 2016
William Jackson

/s/ John Pearson Smith	Director	February 29, 2016
John Pearson Smith

/s/ Jeffrey Stafeil	Director	February 29, 2016
Jeffrey Stafeil

3. Exhibit Index

Exhibit Number	Description

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

4.3	Form of 7.375% Note (included in Exhibit 4.2).

4.4	First Supplemental Indenture, dated as of January 29, 2015, between Grede LLC and Wilmington Trust National Association, as trustee.

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

Exhibit Number	Description

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

10.21

Nonqualified Stock Option Agreement (HHI True-Up; Common Share Equivalent), dated as of August 4, 2014, between Metaldyne Performance Group Inc. and George Thanopoulos (incorporated by reference from Exhibit 10.21 to the Metaldyne Performance Group Inc. Registration Statement on Form S-1/A (File No. 333-198316) filed October 29, 2014).

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

10.30

First Refinancing Amendment to Credit Agreement, dated as of May 8, 2015, among the Borrower, the Company, certain subsidiaries of the Borrower from time to time party thereto as subsidiary guarantors, Goldman Sachs Bank USA, as administrative agent, and the other financial institutions party thereto, as lenders (incorporated by reference from Exhibit 10.1 to the Metaldyne Performance Group Inc. Current Report on Form 8-K (File No. 001-36774) filed May 12, 2015).

*10.31	Separation Agreement and General Release, dated as of December 17, 2015, by and between Metaldyne Performance Group Inc. and Thomas Amato.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of KPMG LLP, an independent registered public accounting firm.

*23.2	Consent of Deloitte & Touche LLP, an independent registered public accounting firm.

*31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.

*32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.