Form 10-Q
period 2016-04-03
Metaldyne Performance Group Inc.
filed 2016-05-05
CIK 1616817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 3, 2016

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

Registrant’s telephone number, including area code: (248) 727-1800

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 3, 2016 the registrant had 67,758,332 shares of voting common stock outstanding.

METALDYNE PERFORMANCE GROUP INC.

FORM 10-Q

QUARTER ENDED APRIL 3, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions except per share data)

	April 3, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$172.9	168.2
Receivables, net:
Trade	359.0	309.1
Other	34.2	35.4
Total receivables, net	393.2	344.5
Inventories	185.5	186.8
Prepaid expenses	16.1	15.0
Other assets	17.9	21.5
Total current assets	785.6	736.0
Property and equipment, net	798.5	786.0
Goodwill	907.7	907.7
Amortizable intangible assets, net	691.5	708.9
Deferred income taxes	4.3	1.7
Other assets	16.6	17.3
Total assets	$3,204.2	3,157.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$254.0	248.9
Accrued compensation	45.0	55.2
Accrued liabilities	93.7	66.8
Short-term debt	0.5	0.7
Current maturities, long-term debt and capital lease obligations	13.5	14.5
Total current liabilities	406.7	386.1
Long-term debt, less current maturities	1,835.3	1,827.1
Capital lease obligations, less current maturities	22.6	22.5
Deferred income taxes	221.1	231.3
Other long-term liabilities	52.4	51.6
Total liabilities	2,538.1	2,518.6
Stockholders’ equity:
Common Stock: par $0.001, 400.0 authorized, 68.0 and 67.9 shares issued and outstanding, respectively	0.1	0.1
Common stock held in treasury, at cost: 0.2 and zero shares, respectively	(2.9)	—
Paid-in capital	860.2	856.2
Deficit	(144.2)	(162.9)
Accumulated other comprehensive loss	(50.1)	(57.3)
Total equity attributable to stockholders	663.1	636.1
Noncontrolling interest	3.0	2.9
Total stockholders’ equity	666.1	639.0
Total liabilities and stockholders’ equity	$3,204.2	3,157.6

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except per share amounts)

	Quarter Ended
	April 3, 2016	March 29, 2015
Net sales	$739.5	765.2
Cost of sales	603.0	636.7
Gross profit	136.5	128.5
Selling, general and administrative expenses	60.8	56.2
Operating income	75.7	72.3
Interest expense, net	26.5	27.6
Other, net	15.0	(5.2)
Other expense, net	41.5	22.4
Income before tax	34.2	49.9
Income tax expense	9.2	17.3
Net income	25.0	32.6
Income attributable to noncontrolling interest	0.1	0.2
Net income attributable to stockholders	$24.9	32.4

Weighted average shares outstanding - Basic	68.0	67.1
Weighted average shares outstanding - Diluted	69.4	68.6

Cash dividends declared per share	$0.09	0.09
Net income per share attributable to stockholders
Basic	0.37	0.48
Diluted	0.36	0.47

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Quarter Ended
	April 3, 2016	March 29, 2015
Net income	$25.0	32.6
Other comprehensive income (loss), net of tax:
Foreign currency translation	7.2	(15.8)
Comprehensive income	32.2	16.8
Less comprehensive income attributable to noncontrolling interest	0.1	0.1
Comprehensive income attributable to stockholders	$32.1	16.7

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common stock	Common stock held in treasury	Paid-in capital	Deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
Balance, December 31, 2015	$0.1	—	856.2	(162.9)	(57.3)	2.9	639.0
Dividends				(6.2)			(6.2)
Stock-based compensation expense			3.7				3.7
Cash settlement of equity awards			(0.9)				(0.9)
Issuance of common stock			0.8				0.8
Purchase of treasury stock		(2.9)					(2.9)
Excess tax benefit on stock-based compensation			0.4				0.4
Net income				24.9		0.1	25.0
Other comprehensive income					7.2		7.2
Balance, April 3, 2016	$0.1	(2.9)	860.2	(144.2)	(50.1)	3.0	666.1

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Quarter Ended
	April 3, 2016	March 29, 2015
Cash flows from operating activities:
Net income	$25.0	32.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	55.2	56.4
Debt fee amortization	0.8	0.8
Loss on fixed asset dispositions	0.3	0.2
Deferred income taxes	(12.3)	(0.3)
Noncash interest expense	0.3	0.2
Stock-based compensation expense	3.7	3.3
Foreign currency adjustment	11.4	0.5
Other	0.1	0.1
Changes in assets and liabilities:
Receivables, net	(47.2)	(101.0)
Inventories	1.7	7.0
Accounts payable, accrued liabilities, and accrued compensation	19.1	60.7
Other, current	2.8	(7.6)
Other, non-current	(0.3)	(0.3)
Net cash provided by operating activities	60.6	52.6
Cash flow from investing activities:
Capital expenditures	(51.9)	(60.7)
Proceeds from sale of fixed assets	0.1	0.1
Capitalized patent costs	(0.1)	(0.1)
Net cash used for investing activities	(51.9)	(60.7)
Cash flows from financing activities:
Cash dividends	(0.1)	—
Proceeds from stock issuance	0.8	—
Purchases of treasury stock	(2.9)	—
Excess tax benefit on stock-based compensation	0.4	—
Cash settlement of equity awards	(0.9)	—
Payments on long-term debt	(3.3)	(10.2)
Other debt, net	(1.6)	(0.5)
Payment of offering related costs	—	(0.1)
Net cash used for financing activities	(7.6)	(10.8)
Effect of exchange rates on cash	3.6	(5.6)
Net increase (decrease) in cash and cash equivalents	$4.7	(24.5)
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	168.2	156.5
Net increase (decrease) in cash and cash equivalents	4.7	(24.5)
Cash and cash equivalents, end of period	$172.9	132.0
Supplementary cash flow information:
Cash paid for income taxes, net	$8.4	4.9
Cash paid for interest	13.8	16.0
Noncash transactions:
Capital expenditures in accounts payables	22.6	21.6
Dividends declared, not yet paid	6.1	6.1
Dividends declared on restricted stock awards, not yet vested	0.3	—

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

(2) Accounting Policies

Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Metaldyne Performance Group Inc. (the “Company”, “MPG”, “we”, “our”, or “its”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of April 3, 2016 and the results of operations, comprehensive income and cash flows for the quarters ended April 3, 2016 and March 29, 2015. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

The condensed consolidated balance sheet as of December 31, 2015 was derived from our audited financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015.

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

(3) Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance, as agreed to by the FASB, is effective for the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted on January 1, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact this guidance will have on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The primary focus of the standard addresses the accounting of lessees. It requires all lessees to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease) on the balance sheet. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. Operating leases will result in straight-line expense while finance leases will result in depreciation expense recorded on the right-of-use asset and interest expense recorded on the lease liability. Quantitative and qualitative disclosures are required to provide insight into the extent of revenue and expense recognized and expected to be recognized from leasing arrangements. This guidance becomes effective January 1, 2019. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments.  This guidance clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The amendments in this ASU require a four-step decision sequence when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We did not early adopt this guidance for the quarter ended April 3, 2016, and are currently evaluating the impact on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This guidance updates several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specific changes include that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity would also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits would be classified along with other income tax cash flows as an operating activity. Also, an entity can make an accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. This ASU also amends guidance for the calculation of earnings per share under the treasury stock method by removing excess tax benefits as an assumed proceed from the exercise of options. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period.  We did not early adopt this guidance for the quarter ended April 3, 2016, and are currently evaluating the impact on the consolidated financial statements.

(4) Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Topic 835-30). This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and requires retrospective application. We adopted this guidance during the quarter ended April 3, 2016. Unamortized debt issuance costs associated with our long-term debt totaled $19.1 million and $19.6 million as of April 3, 2016 and December 31, 2015, respectively, and are classified within long-term debt on the condensed consolidated balance sheets. The adoption of this standard had no impact on the Company’s condensed consolidated statements of operations, stockholders’ equity, or cash flows.

(5) Receivables Allowances

Receivables were stated net of the following allowances:

	April 3, 2016	December 31, 2015
	(In millions)
Doubtful accounts	$2.0	1.4
Pricing accruals and anticipated customer deductions	7.9	8.1
Returns	1.9	2.0
	$11.8	11.5

(6) Inventories

Inventories were as follows:

	April 3, 2016	December 31, 2015
	(In millions)
Raw materials	$60.6	57.3
Work in process	68.9	66.3
Finished goods	56.0	63.2
Total inventories	$185.5	186.8

(7) Property and Equipment, Net

Accumulated depreciation as of April 3, 2016 and December 31, 2015 was $457.6 million and $419.6 million, respectively.

(8) Amortizable Intangible Assets

The carrying amounts and accumulated amortization of intangible assets were as follows:

	April 3, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer relationships and platforms	$745.2	(152.1)	593.1
Other	126.8	(28.4)	98.4
Total	$872.0	(180.5)	691.5

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer relationships and platforms	$745.2	(137.0)	608.2
Other	126.7	(26.0)	100.7
Total	$871.9	(163.0)	708.9

(9) Debt

The carrying value of debt was as follows:

	April 3, 2016	December 31, 2015
	(In millions)
Short-term debt:
Revolving lines of credit	$—	—
Other short-term debt	0.5	0.7
Total short-term debt	$0.5	0.7
Long-term debt:
Term loans
USD Term Loan	1,019.5	1,022.2
Euro Term Loan	254.5	244.1
Registered Notes	600.0	600.0
Other long-term debt (various interest rates)	0.2	0.4
Total	1,874.2	1,866.7
Unamortized debt issuance costs	(19.1)	(19.6)
Unamortized discount on term loans	(6.5)	(6.7)
Current maturities	(13.3)	(13.3)
Total long-term debt	$1,835.3	1,827.1

Debt Activity

Accrued interest of $28.1 million and $16.5 million as of April 3, 2016 and December 31, 2015 was reflected in accrued liabilities.

(10) Equity and Dividends

Dividends

On February 24, 2016, our board of directors declared a dividend of $0.09 per share, payable April 26, 2016 to stockholders of record as of April 12, 2016, for which $6.2 million is recorded within accrued liabilities at April 3, 2016.

Share repurchases

On February 24, 2016, our board of directors authorized a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase price not to exceed $25.0 million. Subject to applicable rules and regulations, the shares may be repurchased through open market purchases, privately negotiated transactions, or otherwise. The Share Repurchase Program expires in February, 2017, and may be terminated or amended by the Company’s board of directors at any time. As of April 3, 2016, cumulative shares repurchased totaled 191,645 shares at an average purchase price per share of $15.21.  The repurchased shares are presented as common stock held in treasury, at cost, on the condensed consolidated balance sheets.

Changes in Accumulated Other Comprehensive Loss, Net of Tax

	Foreign Currency Items	Defined Benefit Items	Total
	(In millions)
Balance, December 31, 2014	$(27.6)	(7.6)	(35.2)
Other comprehensive income (loss)	(16.2)	0.4	(15.8)
Balance, March 29, 2015	$(43.8)	(7.2)	(51.0)

Balance, December 31, 2015	$(52.0)	(5.3)	(57.3)
Other comprehensive income (loss)	7.3	(0.1)	7.2
Balance, April 3, 2016	$(44.7)	(5.4)	(50.1)

(11) Other, net

Included within other, net are the following (income) and expense items:

	Quarter ended
	April 3, 2016	March 29, 2015
	(In millions)
Foreign currency losses (gains)	$13.7	(5.0)
Other	1.3	(0.2)
Other, net	$15.0	(5.2)

Foreign currency losses (gains) pertain to realized and unrealized losses (gains) on foreign currency denominated transactions with customers and suppliers, short-term intercompany balances with foreign subsidiaries, and the re-measurement of our Euro denominated term loan as of April 3, 2016.

(12) Stock-based Compensation

In August 2014, our board of directors approved an equity incentive plan (the “MPG Plan”) for officers, key employees and non-employees. The MPG Plan permits the grant of equity awards to purchase up to 5.9 million shares of MPG common stock. All awards granted on or after August 4, 2014 were issued under the MPG Plan.

Restricted Shares

Restricted Shares issued under the MPG Plan are being expensed based on their grant-date fair value on a straight-line basis over the requisite service period for the entire award.

Changes in the number of Restricted Shares outstanding for the quarter ended April 3, 2016 were as follows:

	Number of Restricted Shares	Weighted Average Grant-date Fair Value	Fair Value of Shares Vested
	(In thousands)		(In millions)
Balance, December 31, 2015	1,165	$17.47
Granted	—
Vested	(173)	17.00	$2.9
Forfeited	(7)	16.91
Balance, April 3, 2016	985	17.55

Options

Options issued under the MPG Plan are being expensed based on their grant-date fair value per option on a straight-line basis over the requisite service period for the entire award.

Changes in the number of options outstanding for the quarter ended April 3, 2016 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Balance, December 31, 2015	6,269	$11.58	7.6	$45.5
Granted	—
Exercised	(224)	3.44	6.7	2.1
Forfeited	(19)	12.67	7.9
Balance, April 3, 2016	6,026	11.88	6.8	33.9
Options exercisable, April 3, 2016	3,534	11.30	6.2	21.7

Stock-based Compensation Expense

	Quarter ended
	April 3, 2016	March 29, 2015
	(In millions)
Restricted shares	$2.0	1.4
Options	1.7	1.9
Total	$3.7	3.3

Compensation expense associated with the outstanding stock-based awards was recognized within selling, general and administrative expense. Total unrecognized compensation cost related to non-vested awards as of April 3, 2016 was approximately $27.4 million, and is expected to be recognized ratably over the remaining vesting terms.

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

Income tax expense was $9.2 million for the quarter ended April 3, 2016 and $17.3 million for the quarter ended March 29, 2015. The effective income tax rate was 26.9% for the quarter ended April 3, 2016 and 34.7% for the quarter ended March 29, 2015.

The effective tax rate for the quarters ended April 3, 2016 and March 29, 2015 varies from statutory rates primarily due to income taxes on foreign earnings which are taxed at rates different from the U.S. statutory rate and other permanent items.

(14) Retirement Plans

The net expense recognized for the Company’s defined benefit pension plans was $0.2 million and $0.3 million for the quarters ended April 3, 2016 and March 29, 2015, respectively.

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

(16) Fair Value

	April 3, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
Registered Notes	$589.9	595.5	589.6	605.9
USD Term Loan	1,005.3	1,010.6	1,007.5	1,000.5
Euro Term Loan	253.2	249.7	242.9	243.2

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

(17) Net Income per Share Attributable to Stockholders (“EPS”)

The Company’s basic and diluted EPS were calculated as follows:

	Quarter ended
	April 3, 2016	March 29, 2015
	(In millions, except per share amounts)
Weighted-average shares outstanding
Basic shares	68.0	67.1
Equivalent shares for outstanding stock-based compensation awards	1.4	1.5
Diluted shares	69.4	68.6

Income attributable to stockholders	$24.9	32.4

Basic EPS attributable to stockholders	0.37	0.48
Diluted EPS attributable to stockholders	0.36	0.47

(18) Segment Information

The Company is organized and operated as three operating segments: the HHI segment, the Metaldyne segment and the Grede segment.

Segment information was as follows:

	Quarter ended April 3, 2016
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Spending	Depreciation/ Amortization
	(In millions)
HHI	$222.7	2.1	39.7	17.9	19.1
Metaldyne	310.0	0.4	64.7	22.6	18.8
Grede	206.8	0.1	33.3	11.2	17.2
Elimination and other	—	(2.6)	—	0.2	0.1
Total	$739.5	—	137.7	51.9	55.2

	Quarter ended March 29, 2015
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Spending	Depreciation/ Amortization
	(In millions)
HHI	$244.1	2.3	46.8	21.3	18.8
Metaldyne	277.7	0.3	47.1	18.9	19.5
Grede	243.4	0.1	38.7	20.5	18.1
Elimination and other	—	(2.7)	—	—	—
Total	$765.2	—	132.6	60.7	56.4

Elimination and other above reflects the elimination of intercompany sales.

The reconciliation from the Company’s income before tax to Adjusted EBITDA was as follows:

	Quarter ended
	April 3, 2016	March 29, 2015
	(In millions)
Income before tax	$34.2	49.9
Interest expense, net	26.5	27.6
Depreciation and amortization	55.2	56.4
Loss (gain) on foreign currency	14.3	(5.0)
Loss on fixed assets	0.3	0.2
Debt transaction expenses	—	0.1
Stock-based compensation	3.7	3.3
Non-recurring acquisition related items	1.3	(0.3)
Non-recurring operational items	2.2	0.4
Adjusted EBITDA	$137.7	132.6

(19) Guarantor

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

Unaudited Condensed Consolidating Balance Sheet

April 3, 2016

(In millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	45.8	18.3	108.8	—	172.9
Receivables, net:
Trade	—	—	283.5	76.2	(0.7)	359.0
Other	—	—	77.5	19.9	(63.2)	34.2
Total receivables, net	—	—	361.0	96.1	(63.9)	393.2
Inventories	—	—	138.2	47.3	—	185.5
Prepaid expenses	—	4.6	8.5	3.0	—	16.1
Other assets	—	—	8.4	9.5	—	17.9
Total current assets	—	50.4	534.4	264.7	(63.9)	785.6
Property and equipment, net	—	2.1	550.7	245.7	—	798.5
Goodwill	—	—	673.2	234.5	—	907.7
Amortizable intangible assets, net	—	—	548.0	143.5	—	691.5
Deferred income taxes	12.8	—	—	4.3	(12.8)	4.3
Other assets	—	2.5	13.7	0.4	—	16.6
Intercompany receivables	66.2	1,727.3	(0.3)	5.6	(1,798.8)	—
Investment in subsidiaries	651.1	755.3	689.0	—	(2,095.4)	—
Total assets	$730.1	2,537.6	3,008.7	898.7	(3,970.9)	3,204.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	1.0	179.3	100.0	(26.3)	254.0
Accrued compensation	—	0.9	29.8	14.3	—	45.0
Accrued liabilities	7.2	30.6	35.6	57.5	(37.2)	93.7
Short-term debt	—	—	—	0.9	(0.4)	0.5
Current maturities, long-term debt and capital lease obligations	—	13.3	—	0.2	—	13.5
Total current liabilities	7.2	45.8	244.7	172.9	(63.9)	406.7
Long-term debt, less current maturities	—	1,835.3	—	—	—	1,835.3
Capital lease obligations	—	—	22.6	—	—	22.6
Deferred income taxes	—	5.0	220.7	8.2	(12.8)	221.1
Other long-term liabilities	—	0.4	26.4	25.6	—	52.4
Intercompany payables	59.8	—	1,739.0	—	(1,798.8)	—
Total liabilities	67.0	1,886.5	2,253.4	206.7	(1,875.5)	2,538.1
Stockholders’ equity:
Total equity attributable to stockholders	663.1	651.1	755.3	689.0	(2,095.4)	663.1
Noncontrolling interest	—	—	—	3.0	—	3.0
Total stockholders’ equity	663.1	651.1	755.3	692.0	(2,095.4)	666.1
Total liabilities and stockholders’ equity	$730.1	2,537.6	3,008.7	898.7	(3,970.9)	3,204.2

Unaudited Condensed Consolidating Balance Sheet

December 31, 2015

(In millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	50.5	10.8	106.9	—	168.2
Receivables, net:
Trade	—	—	242.4	67.7	(1.0)	309.1
Other	0.1	—	70.9	19.8	(55.4)	35.4
Total receivables, net	0.1	—	313.3	87.5	(56.4)	344.5
Inventories	—	—	139.1	47.7	—	186.8
Prepaid expenses	—	3.2	7.4	4.4	—	15.0
Other assets	5.3	—	8.6	7.6	—	21.5
Total current assets	5.4	53.7	479.2	254.1	(56.4)	736.0
Property and equipment, net	—	2.0	546.3	237.7	—	786.0
Goodwill	—	—	673.2	234.5	—	907.7
Amortizable intangible assets, net	—	—	561.7	147.2	—	708.9
Deferred income taxes	14.2	—	—	1.7	(14.2)	1.7
Other assets	—	2.8	14.2	0.3	—	17.3
Intercompany receivables	56.2	1,734.6	—	5.0	(1,795.8)	—
Investment in subsidiaries	619.0	695.9	673.8	—	(1,988.7)	—
Total assets	$694.8	2,489.0	2,948.4	880.5	(3,855.1)	3,157.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	1.0	165.7	105.0	(22.8)	248.9
Accrued compensation	—	4.4	38.5	12.3	—	55.2
Accrued liabilities	0.5	19.1	27.2	53.6	(33.6)	66.8
Short-term debt	—	—	—	0.7	—	0.7
Current maturities, long-term debt and capital lease obligations	—	13.2	1.1	0.2	—	14.5
Total current liabilities	0.5	37.7	232.5	171.8	(56.4)	386.1
Long-term debt, less current maturities	—	1,826.9	—	0.2	—	1,827.1
Capital lease obligations	—	—	22.5	—	—	22.5
Deferred income taxes	—	5.0	233.4	7.1	(14.2)	231.3
Other long-term liabilities	—	0.4	26.5	24.7	—	51.6
Intercompany payables	58.2	—	1,737.6	—	(1,795.8)	—
Total liabilities	58.7	1,870.0	2,252.5	203.8	(1,866.4)	2,518.6
Stockholders’ equity:
Total equity attributable to stockholders	636.1	619.0	695.9	673.8	(1,988.7)	636.1
Noncontrolling interest	—	—	—	2.9	—	2.9
Total stockholders’ equity	636.1	619.0	695.9	676.7	(1,988.7)	639.0
Total liabilities and stockholders’ equity	$694.8	2,489.0	2,948.4	880.5	(3,855.1)	3,157.6

Unaudited Condensed Consolidating Statements of Operations

(In millions)

For the quarter ended April 3, 2016	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net sales	$—	—	579.6	189.9	(30.0)	739.5
Cost of sales	—	—	475.9	157.1	(30.0)	603.0
Gross profit	—	—	103.7	32.8	—	136.5
Selling, general and administrative expenses	—	—	49.6	11.2	—	60.8
Operating income	—	—	54.1	21.6	—	75.7
Interest expense, net	—	25.2	(0.9)	2.2	—	26.5
Other, net	—	11.0	(1.5)	5.5	—	15.0
Other expense (income), net	—	36.2	(2.4)	7.7	—	41.5
Income (loss) before tax	—	(36.2)	56.5	13.9	—	34.2
Income tax expense (benefit)	—	(9.0)	14.1	4.1	—	9.2
Income (loss) before earnings from equity in subsidiaries	—	(27.2)	42.4	9.8	—	25.0
Earnings from equity in subsidiaries	24.9	52.1	9.7	—	(86.7)	—
Net income	24.9	24.9	52.1	9.8	(86.7)	25.0
Income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Net income attributable to stockholders	$24.9	24.9	52.1	9.7	(86.7)	24.9

For the quarter ended March 29, 2015	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net sales	$—	—	611.6	182.8	(29.2)	765.2
Cost of sales	—	—	511.4	154.5	(29.2)	636.7
Gross profit	—	—	100.2	28.3	—	128.5
Selling, general and administrative expenses	—	—	45.8	10.4	—	56.2
Operating income	—	—	54.4	17.9	—	72.3
Interest expense, net	—	26.2	(1.0)	2.4	—	27.6
Other, net	—	—	(4.1)	(1.1)	—	(5.2)
Other expense (income), net	—	26.2	(5.1)	1.3	—	22.4
Income (loss) before tax	—	(26.2)	59.5	16.6	—	49.9
Income tax expense (benefit)	—	(8.3)	19.0	6.6	—	17.3
Income (loss) before earnings from equity in subsidiaries	—	(17.9)	40.5	10.0	—	32.6
Earnings from equity in subsidiaries	32.4	50.3	9.8	—	(92.5)	—
Net income	32.4	32.4	50.3	10.0	(92.5)	32.6
Income attributable to noncontrolling interest	—	—	—	0.2	—	0.2
Net income attributable to stockholders	$32.4	32.4	50.3	9.8	(92.5)	32.4

Unaudited Condensed Consolidating Statements of Comprehensive Income

(In millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
For the quarter ended April 3, 2016
Net income	$24.9	24.9	52.1	9.8	(86.7)	25.0
Other comprehensive income, net of tax:
Foreign currency translation	7.2	7.2	7.2	5.7	(20.1)	7.2
Comprehensive income	32.1	32.1	59.3	15.5	(106.8)	32.2
Less comprehensive income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Comprehensive income attributable to stockholders	$32.1	32.1	59.3	15.4	(106.8)	32.1
For the quarter ended March 29, 2015
Net income	$32.4	32.4	50.3	10.0	(92.5)	32.6
Other comprehensive loss, net of tax:
Foreign currency translation	(15.8)	(16.0)	(16.0)	(12.9)	44.9	(15.8)
Comprehensive income (loss)	16.6	16.4	34.3	(2.9)	(47.6)	16.8
Less comprehensive income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Comprehensive income (loss) attributable to stockholders	$16.6	16.4	34.3	(3.0)	(47.6)	16.7

Unaudited Condensed Consolidating Statements of Cash Flows

(In millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
For the quarter ended April 3, 2016
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$11.1	(8.5)	45.5	12.5	—	60.6
Cash flows from investing activities:
Capital expenditures	—	(0.2)	(38.6)	(13.1)	—	(51.9)
Proceeds from sale of fixed assets	—	—	0.1	—	—	0.1
Capitalized patent costs	—	—	(0.1)	—	—	(0.1)
Intercompany activity	(8.4)	7.3	—	—	1.1	—
Net cash provided by (used for) investing activities	(8.4)	7.1	(38.6)	(13.1)	1.1	(51.9)
Cash flows from financing activities:
Cash dividends	(0.1)	—	—	—	—	(0.1)
Proceeds from stock issuance	0.8	—	—	—	—	0.8
Purchases of treasury stock	(2.9)	—	—	—	—	(2.9)
Excess tax benefit on stock-based compensation	0.4	—	—	—	—	0.4
Cash settlement of equity awards	(0.9)	—	—	—	—	(0.9)
Payments on long-term debt	—	(3.3)	—	—	—	(3.3)
Other debt, net	—	—	(1.2)	(0.4)	—	(1.6)
Intercompany activity	—	—	1.8	(0.7)	(1.1)	—
Net cash provided by (used for) financing activities	(2.7)	(3.3)	0.6	(1.1)	(1.1)	(7.6)
Effect of exchange rates on cash	—	—	—	3.6	—	3.6
Net increase (decrease) in cash and cash equivalents	$—	(4.7)	7.5	1.9	—	4.7
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	$—	50.5	10.8	106.9	—	168.2
Net increase (decrease) in cash and cash equivalents	—	(4.7)	7.5	1.9	—	4.7
Cash and cash equivalents, end of period	$—	45.8	18.3	108.8	—	172.9
For the quarter ended March 29, 2015
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$14.3	(7.2)	35.1	10.4	—	52.6
Cash flows from investing activities:
Capital expenditures	—	—	(46.4)	(14.3)	—	(60.7)
Proceeds from sale of fixed assets	—	—	0.1	—	—	0.1
Capitalized patent costs	—	—	(0.1)	—	—	(0.1)
Intercompany activity	(14.2)	(4.0)	—	—	18.2	—
Net cash used for investing activities	(14.2)	(4.0)	(46.4)	(14.3)	18.2	(60.7)
Cash flows from financing activities:
Payments on long-term debt	—	(10.0)	(0.2)	—	—	(10.2)
Other debt, net	—	—	(1.2)	0.7	—	(0.5)
Payment of offering related costs	(0.1)	—	—	—	—	(0.1)
Intercompany activity	—	—	17.7	0.5	(18.2)	—
Net cash provided by (used for) financing activities	(0.1)	(10.0)	16.3	1.2	(18.2)	(10.8)
Effect of exchange rates on cash	—	—	—	(5.6)	—	(5.6)
Net increase (decrease) in cash and cash equivalents	$—	(21.2)	5.0	(8.3)	—	(24.5)
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	$—	52.3	3.2	101.0	—	156.5
Net increase (decrease) in cash and cash equivalents	—	(21.2)	5.0	(8.3)	—	(24.5)
Cash and cash equivalents, end of period	$—	31.1	8.2	92.7	—	132.0

(20) Subsequent Events

Dividend

On May 4, 2016, our board of directors declared a dividend of $0.0925 per share of common stock outstanding, payable on June 21, 2016 to stockholders of record as of June 7, 2016.

Grant of Equity Awards

On April 4, 2016, the Company granted restricted stock units (“RSUs”) and stock options to certain employees.  Each RSU represents one share of common stock deliverable to the employee upon vesting. The following table summarizes the terms of the awards.

Award Type	Vesting Term	Number of Units/Options	Exercise Price	Grant-date Fair Value	Contractual Term
		(In thousands)			(In years)
RSUs	1/3 per year on grant-date anniversary	445	N/A	$15.08	N/A
Options	1/3 per year on grant-date anniversary	352	$15.08	5.79	10

The RSUs and options will be expensed based on their grant-date fair values on a straight-line basis over the requisite service period for the entire award.  The grant-date fair value of the RSUs was determined using the market price of the Company’s common stock at the date of grant.  The grant-date fair value of options was calculated using a Black-Scholes valuation model based on the following weighted average assumptions:

Exercise price	$15.08
Expected term	6
Risk-free rate	1.4%
Expected volatility	50.0%
Expected dividend yield	2.4%
Per share market value of MPG common stock	$15.08

The risk-free rate was determined based on U.S. Treasury yield curves of securities matching the expected term of the awards.  The expected term was determined using the simplified method as the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term.  Expected volatility was estimated based on the Company’s historical volatility as well as the historical volatility of comparable companies within our industry.  The expected dividend yield was determined based on the expected annual dividend amount divided by the common stock price as of the grant date.

Wheel Bearing Reporting Unit

On May 5, 2016, the Company announced plans to exit operations at HHI’s wheel bearing reporting unit in Sandusky, Ohio.  The Company anticipates an orderly wind-down and exit of operations by late 2016 or early 2017. The decision to exit operations had no impact on the unaudited condensed consolidated financial statements for the quarter ended April 3, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report for the year ended December 31, 2015 as filed on February 29, 2016 with the Securities and Exchange Commission (“SEC”) and the Notes to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

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

The forward-looking statements contained in this Form 10-Q are based on assumptions that we have made. As you read and consider this Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions and you should not rely on any of these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors are difficult to predict and could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including many factors that are outside of our control. We believe these factors include, but are not limited to, those described under or incorporated in “Item 1A. Risk Factors of Part II” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

Overview

We are a leading provider of highly-engineered components for use in Powertrain and Safety-Critical Platforms for the global light, commercial and industrial vehicle markets. We produce these components using complex metal-forming manufacturing technologies and processes for a global customer base of vehicle OEMs and Tier I suppliers. We are headquartered in Southfield, Michigan, and our manufacturing is conducted in 55 production facilities located throughout North and South America, Europe and Asia.

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

Results of Operations

Quarter Ended April 3, 2016 compared to Quarter Ended March 29, 2015

The following table sets forth our statement of operations for the periods presented.

	Quarter Ended
	April 3, 2016	March 29, 2015
	(In millions)
Net sales	$739.5	765.2
Cost of sales	603.0	636.7
Gross profit	136.5	128.5
Selling, general and administrative expenses	60.8	56.2
Operating income	75.7	72.3
Interest expense, net	26.5	27.6
Other, net	15.0	(5.2)
Income before taxes	34.2	49.9
Income tax provision	9.2	17.3
Net income	25.0	32.6
Income attributable to noncontrolling interests	0.1	0.2
Net income attributable to stockholders	$24.9	32.4

Net Sales

Net sales were $739.5 million for the quarter ended April 3, 2016, as compared to $765.2 million for the quarter ended March 29, 2015, a decrease of $25.7 million. The decrease was primarily driven by the impact of lower raw material surcharge pass-through of approximately $37 million, a decrease in industrial and commercial sales of approximately $21 million, a decrease of approximately $16 million from the scheduled attrition of wheel bearing programs, unfavorable foreign currency movements of approximately $4 million, and net price decreases of approximately $4 million, offset by an increase of $56 million from increased volumes due to higher light vehicle production levels.

The following table sets forth our net sales by segment for the quarters ended April 3, 2016 and March 29, 2015:

	Quarter Ended		Increase	Percent
	April 3, 2016	March 29, 2015	(Decrease)	Change
		(In millions)
HHI segment	$222.7	244.1	(21.4)	(8.8)%
Metaldyne segment	310.0	277.7	32.3	11.6%
Grede segment	206.8	243.4	(36.6)	(15.0)%
Total	$739.5	765.2	(25.7)

The decrease in HHI net sales was primarily attributable to lower raw material surcharge pass-through of approximately $16 million, scheduled attrition of wheel bearing programs of approximately $16 million, and net price decreases of approximately $2 million, partially offset by an increase in volume from higher light vehicle production levels.

The increase in Metaldyne net sales was primarily attributable to increased volumes due to higher light vehicle production levels of approximately $40 million, partially offset by unfavorable foreign currency movements of approximately $4 million, net price decreases, and lower raw material surcharge pass-through.

The decrease in Grede net sales was primarily attributable to the decrease in industrial and commercial volumes of approximately $21 million, lower raw material surcharge pass-through of approximately $17 million, partially offset by increased light vehicle volumes.

Cost of Sales

Cost of sales was $603.0 million for the quarter ended April 3, 2016, as compared to $636.7 million for the quarter ended March 29, 2015, a decrease of $33.7 million. This decrease was primarily driven by the lower raw material surcharge costs of approximately $40 million, lower costs due to foreign currency exchange of approximately $4 million, net manufacturing cost reductions, and lower depreciation and lower industrial and commercial volumes, partially offset by increased costs from higher volumes due to increased light vehicle production levels.

The following table sets forth our cost of sales by segment for the quarters ended April 3, 2016 and March 29, 2015:

	Quarter Ended		Increase	Percent
	April 3, 2016	March 29, 2015	(Decrease)	Change
		(In millions)
HHI segment	$187.5	201.7	(14.2)	(7.0)%
Metaldyne segment	248.3	235.1	13.2	5.6%
Grede segment	167.2	199.9	(32.7)	(16.4)%
Total	$603.0	636.7	(33.7)

The decrease in HHI cost of sales was primarily due to lower raw material surcharge costs of approximately $19 million, partially offset by higher net manufacturing costs.

The increase in Metaldyne cost of sales was primarily attributable to increased volumes of approximately $28 million, partially offset by foreign currency movements, lower raw material surcharge costs, and net manufacturing costs reductions.

The decrease in Grede cost of sales was primarily attributable to lower raw material surcharge costs of approximately $17 million as well as costs associated with volume reduction of approximately $13 million.

Gross Profit

Gross profit was $136.5 million for the quarter ended April 3, 2016, as compared to $128.5 million for the quarter ended March 29, 2015, an increase of $8.0 million. The increase was primarily driven by the impact of increased volumes, net manufacturing cost reductions, and lower depreciation. These increases were partially offset by lower scrap sales of approximately $2.2 million driven by the decline in the scrap metal market, in addition to the factors discussed above.

The following table sets forth our gross profit by segment for the quarters ended April 3, 2016 and March 29, 2015:

	Quarter Ended		Increase	Percent
	April 3, 2016	March 29, 2015	(Decrease)	Change
		(In millions)
HHI segment	$35.2	42.4	(7.2)	(17.0)%
Metaldyne segment	61.7	42.6	19.1	44.8%
Grede segment	39.6	43.5	(3.9)	(9.0)%
Total	$136.5	128.5	8.0

The decrease in HHI gross profit was primarily attributable to a decrease in volumes due to the scheduled attrition of wheel bearing programs, lower scrap sales, and net price reductions.

The increase in Metaldyne gross profit was primarily attributable to increased sales volumes, net costs reductions, partially offset by net price decreases.

The decrease in Grede gross profit was primarily attributable to decrease in sales volumes and net price decreases, partially offset by net costs reductions.

Operating Income

Operating income was $75.7 million for the quarter ended April 3, 2016, as compared to $72.3 million for the quarter ended March 29, 2015, an increase of $3.4 million. This increase was primarily driven by the impact of higher gross profit of $8 million described above, partially offset by a $4.6 million increase in selling, general, and administrative expenses.   The increase in selling,

general, and administrative expenses was primarily due to increased wages and benefits, higher stock-based compensation, and additional costs associated with being a public company, including higher professional fees.

The following table sets forth our operating income by segment for the quarters ended April 3, 2016 and March 29, 2015:

	Quarter Ended		Increase	Percent
	April 3, 2016	March 29, 2015	(Decrease)	Change
		(In millions)
HHI segment	$18.3	26.5	(8.2)	(30.9)%
Metaldyne segment	43.2	26.3	16.9	64.3%
Grede segment	14.2	19.5	(5.3)	(27.2)%
Total	$75.7	72.3	3.4

The decrease in HHI operating income was primarily attributable to the decrease in gross profit.

The increase in Metaldyne operating income was primarily attributable to the increase in gross profit, partially offset by higher wages and benefits.

The decrease in Grede operating income was primarily attributable to the decrease in gross profit and higher selling, general, and administrative expenses.

Interest Expense, Net

Interest expense, net was $26.5 million for the quarter ended April 3, 2016, as compared to $27.6 million for the quarter ended March 29, 2015, a decrease of $1.1 million. The decrease in interest expense, net reflected lower average outstanding borrowings due to the pay down of long-term debt in 2015 and lower average interest rates.

Other, Net

Other, net was a loss of $15.0 million for the quarter ended April 3, 2016, as compared to income of $5.2 million for the quarter ended March 29, 2015, an unfavorable change of $20.2 million. The change in other, net from 2015 was primarily due to a $19.2 million increase in foreign currency transactions losses, mostly from the remeasurement of our Euro Term Loan.

Income Taxes

The income tax provision for the three months ended April 3, 2016 and March 29, 2015 was $9.2 million and $17.3 million, respectively. The $8.1 million decrease was primarily attributable to lower income before taxes due to the factors discussed above, and a lower effective tax rate. Our effective tax rate decreased year over year primarily due a change in mix of projected annual income before tax across jurisdictions with different tax rates, the impact of provision to return adjustments at the Company’s subsidiaries in Mexico and South Korea, and other discrete items. Our effective tax rate for the three months ended April 3, 2016 and March 29, 2015 was 26.9% and 34.7%, respectively.

Net Income Attributable to Stockholders

Net income attributable to stockholders was $24.9 million, or 3.4% of net sales for the quarter ended April 3, 2016, as compared to $32.4 million, or 4.2% of net sales for the quarter ended March 29, 2015, a decrease of $7.5 million. The decrease was primarily attributable to the factors discussed above.

Adjusted EBITDA

Management’s assessment of performance includes an evaluation of Adjusted EBITDA. The following table sets forth Adjusted EBITDA by segment.

	Quarter Ended
	April 3, 2016	March 29, 2015
	(In millions)
Adjusted EBITDA
HHI segment	$39.7	46.8
Metaldyne segment	64.7	47.1
Grede segment	33.3	38.7
Total	$137.7	132.6

The following table sets forth the reconciliation between Adjusted EBITDA and income before tax, the most directly comparable GAAP measure:

	Quarter ended
	April 3, 2016	March 29, 2015
	(In millions)
Income before tax	$34.2	49.9
Interest expense, net	26.5	27.6
Depreciation and amortization	55.2	56.4
Loss (gain) on foreign currency	14.3	(5.0)
Loss on fixed assets	0.3	0.2
Debt transaction expenses	—	0.1
Stock-based compensation	3.7	3.3
Non-recurring acquisition related items	1.3	(0.3)
Non-recurring operational items	2.2	0.4
Adjusted EBITDA	$137.7	132.6

EBITDA is calculated as net income before interest expense, income tax expense (benefit) and depreciation and amortization. Adjusted EBITDA is calculated as EBITDA adjusted for:

•	(gain) loss on foreign currency;
•	(gain) loss on fixed assets;
•	debt transaction expenses;
•	stock-based compensation;
•	non-recurring acquisition related items; and
•	non-recurring operational items.

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

Liquidity and Capital Resources

As of April 3, 2016, we had cash and cash equivalents of $172.9 million and total indebtedness, inclusive of capitalized lease obligations, of $1,871.9 million. We also have access to additional liquidity pursuant to the terms of our revolving credit facility. As of April 3, 2016, $236.2 million was available on our revolving credit facility after giving effect to letters of credit of $13.8 million.

On February 24, 2016, our board of directors declared a dividend of $0.09 per share, payable April 26, 2016 to stockholders of record as of April 12, 2016.

On May 4, 2016, our board of directors declared a dividend of $0.0925 per share, payable June 21, 2016 to stockholders of record as of June 7, 2016.

On February 24, 2016, our board of directors authorized a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase price not to exceed $25.0 million. Subject to applicable rules and regulations, the shares may be repurchased through open market purchases, privately negotiated transactions, or otherwise. The Share Repurchase Program expires in February, 2017, and may be terminated or amended by the Company’s board of directors in its discretion at any time. As of April 3, 2016, the Company has repurchased 191,645 shares of its common stock at an average price per share of $15.21.

The Company has been assigned the following credit ratings and outlook by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”):

	Moody’s	S&P
Corporate	B1	BB-
Revolving credit facility	Ba3	BB+
Term loan facility	Ba3	BB+
Senior Notes	B3	B+
Outlook	Stable	Stable

As of April 3, 2016, $99.6 million of cash and cash equivalents were held by certain foreign subsidiaries whose earnings are reinvested indefinitely. We make this assertion based on the operational and investing needs of the foreign locations and our ability to fund our U.S. operations and obligations from domestic cash flow and capital resources. Based on this assertion, no provision has been made for U.S. income taxes, which would be assessed upon repatriation of the foreign earnings.

Cash Flows

The following tables provide a summary of cash flows from operating, investing and financing activities for the periods presented:

	Quarter Ended
	April 3, 2016	March 29, 2015
	(In millions)
Cash flows provided by operating activities	$60.6	52.6
Cash flows used for investing activities	(51.9)	(60.7)
Cash flows used for financing activities	(7.6)	(10.8)
Effect of exchange rates	3.6	(5.6)
Net increase (decrease) in cash and cash equivalents	$4.7	(24.5)

For the quarter ended April 3, 2016, cash flows from operating activities reflected results of operations exclusive of non-cash income and expenses, primarily depreciation and amortization, deferred income taxes, foreign currency adjustment, and stock-based compensations, offset by a net increase in working capital. For the quarter ended March 29, 2015, cash flows from operating activities reflected results of operations exclusive of non-cash income and expenses, primarily depreciation and amortization, and stock-based compensation expense, offset by a net increase in working capital.

For the quarters ended April 3, 2016 and March 29, 2015, cash flows from investing activities primarily reflected capital expenditures of $51.9 million and $60.7 million, respectively.

For the quarter ended April 3, 2016, the cash flows from financing activities primarily reflected repayments of long-term debt and other debt, and purchases of treasury stock. For the quarter ended March 29, 2015, the cash flows from financing activities primarily reflected repayments of long-term debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A—Quantitative and Qualitative Analysis of Market Risk,” in our 2015 Annual Report on Form 10-K filed on February 29, 2016.

The Euro Term Loan is subject to transaction gains and losses each period.  The following table sets forth a sensitivity analysis of the effect a hypothetical change in the Euro to U.S. dollar exchange rate would have on the carrying value of our Euro denominated debt as of April 3, 2016:

Change in exchange rate:	10% increase in U.S. dollar to Euro exchange rate	10% decrease in U.S. dollar to Euro exchange rate
	(In millions)
Resulting change in carrying value of Euro denominated debt	$25.3	(25.3)

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

As of April 3, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(e) under the Exchange Act, during the quarter ended April 3, 2016.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 15, “Commitments and Contingencies” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 as filed on February 29, 2016 with the SEC. See also, “Information about Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

Metaldyne Performance Group Inc.

/s/ George Thanopoulos	Chief Executive Officer	May 5, 2016
George Thanopoulos	(Principal Executive Officer)

/s/ Mark Blaufuss	Chief Financial Officer	May 5, 2016
Mark Blaufuss	(Principal Financial and Accounting Officer)