Form 10-Q
period 2016-07-03
Metaldyne Performance Group Inc.
filed 2016-08-04
CIK 1616817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2016

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

As of August 2, 2016 the registrant had 67,253,173 shares of voting common stock outstanding.

METALDYNE PERFORMANCE GROUP INC.

FORM 10-Q

QUARTER AND SIX MONTHS ENDED JULY 3, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions except per share data)

	July 3, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$168.5	168.2
Receivables, net:
Trade	358.2	309.1
Other	32.1	35.4
Total receivables, net	390.3	344.5
Inventories	179.7	186.8
Prepaid expenses	15.2	15.0
Other assets	22.1	21.5
Total current assets	775.8	736.0
Property and equipment, net	797.8	786.0
Goodwill	907.7	907.7
Amortizable intangible assets, net	674.0	708.9
Deferred income taxes	6.0	1.7
Other assets	16.6	17.3
Total assets	$3,177.9	3,157.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$244.7	248.9
Accrued compensation	50.5	55.2
Accrued liabilities	65.7	66.8
Short-term debt	0.8	0.7
Current maturities, long-term debt and capital lease obligations	13.4	14.5
Total current liabilities	375.1	386.1
Long-term debt, less current maturities	1,827.4	1,827.1
Capital lease obligations, less current maturities	22.6	22.5
Deferred income taxes	220.2	231.3
Other long-term liabilities	51.8	51.6
Total liabilities	2,497.1	2,518.6
Stockholders’ equity:
Common Stock: par $0.001, 400.0 authorized, 67.5 and 67.9 shares issued and outstanding, respectively	0.1	0.1
Common stock held in treasury, at cost: 0.9 and zero shares, respectively	(14.7)	—
Paid-in capital	866.2	856.2
Deficit	(115.1)	(162.9)
Accumulated other comprehensive loss	(58.9)	(57.3)
Total equity attributable to stockholders	677.6	636.1
Noncontrolling interest	3.2	2.9
Total stockholders’ equity	680.8	639.0
Total liabilities and stockholders’ equity	$3,177.9	3,157.6

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except per share data)

	Quarter Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net sales	$728.4	800.2	$1,467.9	1,565.4
Cost of sales	598.1	658.1	1,201.1	1,294.8
Gross profit	130.3	142.1	266.8	270.6
Selling, general and administrative expenses	60.0	57.8	120.8	114.0
Operating income	70.3	84.3	146.0	156.6
Interest expense, net	25.9	26.9	52.4	54.5
Loss on debt extinguishment	—	0.4	—	0.4
Other, net	(6.3)	(1.3)	8.7	(6.5)
Other expense, net	19.6	26.0	61.1	48.4
Income before tax	50.7	58.3	84.9	108.2
Income tax expense	15.0	14.2	24.2	31.5
Net income	35.7	44.1	60.7	76.7
Income attributable to noncontrolling interest	0.2	-	0.3	0.2
Net income attributable to stockholders	$35.5	44.1	$60.4	76.5

Weighted average shares outstanding - Basic	67.7	67.1	67.8	67.1
Weighted average shares outstanding - Diluted	69.8	68.7	69.3	68.7

Cash dividends declared per share	$0.0925	0.0900	$0.1825	0.0900
Net income per share attributable to stockholders
Basic	$0.52	0.66	$0.89	1.14
Diluted	0.51	0.64	0.87	1.11

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Quarter Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net income	$35.7	44.1	$60.7	76.7
Other comprehensive income (loss), net of tax:
Foreign currency translation	(8.8)	4.0	(1.6)	(11.8)
Comprehensive income	26.9	48.1	59.1	64.9
Less comprehensive income attributable to noncontrolling interest	0.2	0.1	0.3	0.2
Comprehensive income attributable to stockholders	$26.7	48.0	$58.8	64.7

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common stock	Common stock held in treasury	Paid-in capital	Deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
Balance, December 31, 2015	$0.1	—	856.2	(162.9)	(57.3)	2.9	639.0
Dividends				(12.6)			(12.6)
Stock-based compensation expense			8.2				8.2
Cash settlement of equity awards			(1.0)				(1.0)
Issuance of common stock			1.8				1.8
Purchase of treasury stock		(14.7)					(14.7)
Excess tax benefit on stock-based compensation			1.0				1.0
Net income				60.4		0.3	60.7
Other comprehensive income					(1.6)		(1.6)
Balance, July 3, 2016	$0.1	(14.7)	866.2	(115.1)	(58.9)	3.2	680.8

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended
	July 3, 2016	June 28, 2015
Cash flows from operating activities:
Net income	$60.7	76.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	110.6	115.2
Debt fee amortization	1.7	1.5
Loss on fixed asset dispositions	1.2	0.4
Deferred income taxes	(14.8)	(2.9)
Noncash interest expense	0.5	0.5
Stock-based compensation expense	8.2	7.5
Foreign currency adjustment	5.2	(3.7)
Other	2.4	5.4
Changes in assets and liabilities:
Receivables, net	(46.5)	(77.4)
Inventories	5.4	10.0
Accounts payable, accrued liabilities, and accrued compensation	(7.8)	(10.8)
Other, current	0.9	(2.4)
Other, non-current	(0.4)	(2.3)
Net cash provided by operating activities	127.3	117.7
Cash flow from investing activities:
Capital expenditures	(94.2)	(115.0)
Proceeds from sale of fixed assets	0.1	1.3
Capitalized patent costs	(0.1)	(0.1)
Net cash used for investing activities	(94.2)	(113.8)
Cash flows from financing activities:
Cash dividends	(12.5)	(6.0)
Proceeds from stock issuance	1.8	0.1
Purchases of treasury stock	(14.7)	—
Excess tax benefit on stock-based compensation	1.0	—
Cash settlement of equity awards	(1.0)	(0.2)
Borrowings of revolving lines of credit	—	14.3
Payments of revolving lines of credit	—	(14.6)
Proceeds of long-term debt	—	1,326.6
Payments of long-term debt	(6.6)	(1,360.2)
Payment of debt issuance costs	—	(0.2)
Other debt, net	(1.3)	(1.5)
Payment of offering related costs	—	(0.1)
Net cash used for financing activities	(33.3)	(41.8)
Effect of exchange rates on cash	0.5	(5.9)
Net increase (decrease) in cash and cash equivalents	$0.3	(43.8)
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	168.2	156.5
Net increase (decrease) in cash and cash equivalents	0.3	(43.8)
Cash and cash equivalents, end of period	$168.5	112.7
Supplementary cash flow information:
Cash paid for income taxes, net	$38.1	33.4
Cash paid for interest	49.7	55.8
Noncash transactions:
Capital expenditures in accounts payables	25.8	19.1
Dividends declared on restricted stock awards, not yet vested	0.5	0.1

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

(2) Accounting Policies

Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Metaldyne Performance Group Inc. (the “Company”, “MPG”, “we”, “our”, or “its”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of July 3, 2016 and the results of operations, comprehensive income and cash flows for the quarters and six months ended July 3, 2016 and June 28, 2015. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments.  This guidance clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The amendments in this ASU require a four-step decision sequence when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We did not early adopt this guidance for the quarter and six months ended July 3, 2016.  However, we do not expect adoption of this ASU to impact the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This guidance updates several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specific changes include that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity would also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits would be classified along with other income tax cash flows as an operating activity. Also, an entity can make an accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. This ASU also amends guidance for the calculation of earnings per share under the treasury stock method by removing excess tax benefits as an assumed proceed from the exercise of options. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period.  We did not early adopt this guidance for the quarter and six months ended July 3, 2016, and are currently evaluating the impact on the consolidated financial statements.

(4) Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Topic 835-30). This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and requires retrospective application. We adopted this guidance during the quarter ended April 3, 2016. Unamortized debt issuance costs associated with our long-term debt totaled $18.3 million and $19.6 million as of July 3, 2016 and December 31, 2015, respectively, and are classified within long-term debt on the condensed consolidated balance sheets. The adoption of this standard had no impact on the Company’s condensed consolidated statements of operations, comprehensive income, stockholders’ equity, or cash flows.

(5) Receivables Allowances

Receivables were stated net of the following allowances:

	July 3, 2016	December 31, 2015
	(In millions)
Doubtful accounts	$2.1	1.4
Pricing accruals and anticipated customer deductions	5.8	8.1
Returns	1.8	2.0
	$9.7	11.5

(6) Inventories

Inventories were as follows:

	July 3, 2016	December 31, 2015
	(In millions)
Raw materials	$58.4	57.3
Work in process	69.8	66.3
Finished goods	51.5	63.2
Total inventories	$179.7	186.8

(7) Property and Equipment, Net

Accumulated depreciation as of July 3, 2016 and December 31, 2015 was $489.9 million and $419.6 million, respectively.

In May 2016, the Company announced plans to close its Bessemer, Alabama facility included within the Grede segment.  The closure, which is primarily due to declines in heavy truck and industrial equipment markets, is expected to be completed by the end of fiscal 2016.  The Company recorded a $2.3 million asset impairment charge within cost of sales for the three and six months ended July 3, 2016 in conjunction with this announcement.

(8) Amortizable Intangible Assets

The carrying amounts and accumulated amortization of intangible assets were as follows:

	July 3, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer relationships and platforms	$745.2	(167.2)	578.0
Other	126.8	(30.8)	96.0
Total	$872.0	(198.0)	674.0

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer relationships and platforms	$745.2	(137.0)	608.2
Other	126.7	(26.0)	100.7
Total	$871.9	(163.0)	708.9

(9) Debt

The carrying value of debt was as follows:

	July 3, 2016	December 31, 2015
	(In millions)
Short-term debt:
Revolving lines of credit	$—	—
Other short-term debt	0.8	0.7
Total short-term debt	$0.8	0.7
Long-term debt:
Term loans
USD Term Loan	1,016.8	1,022.2
Euro Term Loan	248.3	244.1
Registered Notes	600.0	600.0
Other long-term debt (various interest rates)	0.1	0.4
Total	1,865.2	1,866.7
Unamortized debt issuance costs	(18.3)	(19.6)
Unamortized discount on term loans	(6.2)	(6.7)
Current maturities	(13.3)	(13.3)
Total long-term debt	$1,827.4	1,827.1

Debt Activity

Accrued interest of $17.0 million and $16.5 million as of July 3, 2016 and December 31, 2015 was reflected in accrued liabilities.

(10) Equity and Dividends

Dividends

Our board of directors declared and the Company paid the following dividends during the six months ended July 3, 2016.

Date Declared	Date Paid	Dividend Per Share

February 24, 2016	April 26, 2016	$0.0900
May 4, 2016	June 21, 2016	0.0925

Share repurchases

On February 24, 2016, our board of directors authorized a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase price not to exceed $25.0 million. Subject to applicable rules and regulations, the shares may be repurchased through open market purchases, privately negotiated transactions, or otherwise. The Share Repurchase Program expires in February 2017, and may be terminated or amended by the Company’s board of directors at any time. As of July 3, 2016, cumulative shares repurchased totaled 946,256 shares at an average purchase price per share of $15.54.  The repurchased shares are presented as common stock held in treasury, at cost, on the condensed consolidated balance sheets.

Changes in Accumulated Other Comprehensive Loss, Net of Tax

	Foreign Currency Items	Defined Benefit Items	Total
	(In millions)
Balance, December 31, 2014	$(27.6)	(7.6)	(35.2)
Other comprehensive income (loss)	(11.8)	—	(11.8)
Reclassifications, net	—	0.2	0.2
Balance, June 28, 2015	$(39.4)	(7.4)	(46.8)

Balance, December 31, 2015	$(52.0)	(5.3)	(57.3)
Other comprehensive income (loss)	(1.7)	0.1	(1.6)
Balance, July 3, 2016	$(53.7)	(5.2)	(58.9)

(11) Other, net

Included within other, net are the following (income) and expense items:

	Quarter Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In millions)
Foreign currency losses (gains)	$(8.4)	(3.9)	$5.3	(8.9)
Debt transaction expenses	—	1.6	—	1.7
Other	2.1	1.0	3.4	0.7
Other, net	$(6.3)	(1.3)	$8.7	(6.5)

Foreign currency losses (gains) pertain to realized and unrealized losses (gains) on foreign currency denominated transactions with customers and suppliers, short-term intercompany balances with foreign subsidiaries, and the re-measurement of our Euro denominated term loan as of July 3, 2016.

(12) Stock-based Compensation

In August 2014, our board of directors approved an equity incentive plan (the “MPG Plan”) for officers, key employees and non-employees. The MPG Plan permits the grant of equity awards to purchase up to 5.9 million shares of MPG common stock. All awards granted on or after August 4, 2014 were issued under the MPG Plan.

Restricted Shares

In April and May 2016, the Company granted restricted stock unit awards (“RSUs”) to certain employees and nonemployee directors.

The following table summarizes the terms of the RSUs:

Vesting Term	Number of Units/Options	Weighted Average Grant-Date Fair Value
	(In thousands)
1/3 per year on grant-date anniversary	467	$15.12

Restricted stock awards and RSUs (together, the “Restricted Shares”) issued under the MPG Plan are being expensed based on their grant-date fair value on a straight-line basis over the requisite service period for the entire award. The grant-date fair values of the Restricted Shares were determined using the fair value of the Company’s common stock as of the grant date.

Changes in the number of Restricted Shares outstanding for the six months ended July 3, 2016 were as follows:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Fair Value of Shares Vested
	(In thousands)		(In millions)
Balance, December 31, 2015	1,165	$17.47
Granted	467	15.12
Vested	(179)	16.98	$3.0
Forfeited	(11)	16.76
Balance, July 3, 2016	1,442	16.77

Options

In April 2016, the Company granted options to certain employees with the following terms:

Vesting Terms	Number of Options	Exercise Price	Contractual Terms
	(In thousands)		(In years)
1/3 per year on grant-date anniversary	352	$15.08	10

The options are being expensed based on their grant-date fair value of $5.79 per option on a straight-line basis over the requisite service period for the entire award.  The grant-date fair value of the options was determined using a Black-Scholes valuation model based on the following weighted average assumptions:

Exercise price	$15.08
Expected term	6 years
Risk-free rate	1.4%
Expected volatility	50.0%
Expected dividend yield	2.4%
Per share market value of MPG common stock	$15.08

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

Changes in the number of options outstanding for the six months ended July 3, 2016 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Balance, December 31, 2015	6,269	$11.58	7.6	$45.5
Granted	352	15.08	9.8
Exercised	(492)	3.61	6.3	5.0
Forfeited	(37)	15.67	5.9
Balance, July 3, 2016	6,092	12.40	6.8	25.4
Options exercisable, July 3, 2016	3,353	12.01	6.0	15.5

Stock-based Compensation Expense

	Quarter Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In millions)		(In millions)
Restricted shares	$2.6	1.9	$4.6	3.3
Options	1.9	2.3	3.6	4.2
Total	$4.5	4.2	$8.2	7.5

Compensation expense associated with the outstanding stock-based awards was recognized within selling, general and administrative expense. Total unrecognized compensation cost related to non-vested awards as of July 3, 2016 was approximately $31.8 million, and is expected to be recognized ratably over the remaining vesting terms.

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

Income tax expense for the quarter ended July 3, 2016 and June 28, 2015 was $15.0 million and $14.2 million, respectively. Income tax expense for the six months ended July 3, 2016 and June 28, 2015 was $24.2 million and $31.5 million, respectively. The effective income tax rate for the quarter ended July 3, 2016 and June 28, 2015 was 29.6% and 24.4%, respectively. The effective income tax rate for the six months ended July 3, 2016 and June 28, 2015 was 28.5% and 29.1%, respectively. Income tax expense for the quarter and six months period ended July 3, 2016 includes a net tax benefit of $0.8 million, primarily as a result of a favorable court ruling in Spain. Income tax expense for the quarter and six month period ended June 28, 2015 includes a tax benefit of $3.1 million relating to the enactment of Senate Bill 441 in the state of Indiana, eliminating the throwback rule for calculating state income tax expense.

The effective tax rate for periods ended July 3, 2016 and June 28, 2015 varies from statutory rates primarily due to income taxes on foreign earnings which are taxed at rates different from the U.S. statutory rate and other permanent items.

(14) Retirement Plans

The net expense recognized for the Company’s defined benefit pension plans was $0.2 million and $0.5 million for the quarters ended July 3, 2016 and June 28, 2015, respectively, and $0.4 million and $0.7 million for the six months ended July 3, 2016 and June 28, 2015, respectively.

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

(16) Fair Value

	July 3, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
Registered Notes	$590.2	594.8	589.6	605.9
USD Term Loan	1,003.3	1,014.3	1,007.5	1,000.5
Euro Term Loan	247.1	246.1	242.9	243.2

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

(17) Net Income per Share Attributable to Stockholders (“EPS”)

The Company’s basic and diluted EPS were calculated as follows:

	Quarter Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In millions, except per share amounts)
Weighted-average shares outstanding
Basic shares	67.7	67.1	67.8	67.1
Equivalent shares for outstanding stock-based compensation awards	2.1	1.6	1.5	1.6
Diluted shares	69.8	68.7	69.3	68.7

Income attributable to stockholders	$35.5	44.1	$60.4	76.5

Basic EPS attributable to stockholders	0.52	0.66	0.89	1.14
Diluted EPS attributable to stockholders	0.51	0.64	0.87	1.11

(18) Segment Information

The Company is organized and operated as three operating segments: the HHI segment, the Metaldyne segment and the Grede segment.

Segment information was as follows:

	Quarter Ended July 3, 2016
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Expenditures	Depreciation/ Amortization
	(In millions)
HHI	$218.0	2.3	47.1	16.6	19.2
Metaldyne	310.5	0.4	57.3	19.5	18.6
Grede	199.9	0.1	30.8	6.0	17.6
Elimination and other	—	(2.8)	—	0.2	—
Total	$728.4	—	135.2	42.3	55.4

	Quarter Ended June 28, 2015
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Expenditures	Depreciation/ Amortization
	(In millions)
HHI	$262.1	2.2	59.3	15.3	19.6
Metaldyne	300.7	0.3	56.4	19.3	20.0
Grede	237.4	—	37.9	19.6	19.2
Elimination and other	—	(2.5)	—	0.1	—
Total	$800.2	—	153.6	54.3	58.8

	Six Months Ended July 3, 2016
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Expenditures	Depreciation/ Amortization
	(In millions)
HHI	$440.7	4.4	86.8	34.5	38.3
Metaldyne	620.5	0.8	122.0	42.1	37.4
Grede	406.7	0.2	64.1	17.2	34.8
Elimination and other	—	(5.4)	—	0.4	0.1
Total	$1,467.9	—	272.9	94.2	110.6

	Six Months Ended June 28, 2015
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Expenditures	Depreciation/ Amortization
	(In millions)
HHI	$506.2	4.5	106.1	36.6	38.4
Metaldyne	578.4	0.6	103.5	38.2	39.5
Grede	480.8	0.1	76.6	40.1	37.3
Elimination and other	—	(5.2)	—	0.1	—
Total	$1,565.4	—	286.2	115.0	115.2

Elimination and other above reflects the elimination of intercompany sales.

The reconciliation from the Company’s income before tax to Adjusted EBITDA was as follows:

	Quarter Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In millions)
Income before tax	$50.7	58.3	$84.9	108.2
Interest expense, net	25.9	26.9	52.4	54.5
Depreciation and amortization	55.4	58.8	110.6	115.2
Loss (gain) on foreign currency	(8.1)	(3.9)	6.2	(8.9)
Loss on fixed assets	0.9	0.2	1.2	0.4
Loss on debt extinguishment	—	0.4	—	0.4
Debt transaction expenses	—	1.6	—	1.7
Stock-based compensation	4.5	4.2	8.2	7.5
Non-recurring acquisition related items	2.1	0.4	3.4	0.1
Non-recurring operational items	3.8	6.7	6.0	7.1
Adjusted EBITDA	$135.2	153.6	$272.9	286.2

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

Unaudited Condensed Consolidating Balance Sheet

July 3, 2016

(In millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	30.7	24.8	113.0	—	168.5
Receivables, net:
Trade	—	—	277.5	81.2	(0.5)	358.2
Other	—	—	77.0	18.7	(63.6)	32.1
Total receivables, net	—	—	354.5	99.9	(64.1)	390.3
Inventories	—	—	133.8	45.9	—	179.7
Prepaid expenses	—	3.6	8.5	3.1	—	15.2
Other assets	—	—	12.5	9.6	—	22.1
Total current assets	—	34.3	534.1	271.5	(64.1)	775.8
Property and equipment, net	—	2.2	550.2	245.4	—	797.8
Goodwill	—	—	673.2	234.5	—	907.7
Amortizable intangible assets, net	—	—	534.2	139.8	—	674.0
Deferred income taxes	12.2	—	—	6.0	(12.2)	6.0
Other assets	—	2.3	13.4	0.9	—	16.6
Intercompany receivables	93.9	1,712.9	—	6.2	(1,813.0)	—
Investment in subsidiaries	677.6	793.6	698.2	—	(2,169.4)	—
Total assets	$783.7	2,545.3	3,003.3	904.3	(4,058.7)	3,177.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	0.6	172.4	96.7	(25.0)	244.7
Accrued compensation	—	1.8	34.3	14.4	—	50.5
Accrued liabilities	0.8	19.2	27.1	57.0	(38.4)	65.7
Short-term debt	—	—	—	1.5	(0.7)	0.8
Current maturities, long-term debt and capital lease obligations	—	13.3	—	0.1	—	13.4
Total current liabilities	0.8	34.9	233.8	169.7	(64.1)	375.1
Long-term debt, less current maturities	—	1,827.4	—	—	—	1,827.4
Capital lease obligations	—	—	22.6	—	—	22.6
Deferred income taxes	—	5.0	219.4	8.0	(12.2)	220.2
Other long-term liabilities	—	0.4	26.2	25.2	—	51.8
Intercompany payables	105.3	—	1,707.7	—	(1,813.0)	—
Total liabilities	106.1	1,867.7	2,209.7	202.9	(1,889.3)	2,497.1
Stockholders’ equity:
Total equity attributable to stockholders	677.6	677.6	793.6	698.2	(2,169.4)	677.6
Noncontrolling interest	—	—	—	3.2	—	3.2
Total stockholders’ equity	677.6	677.6	793.6	701.4	(2,169.4)	680.8
Total liabilities and stockholders’ equity	$783.7	2,545.3	3,003.3	904.3	(4,058.7)	3,177.9

Unaudited Condensed Consolidating Balance Sheet

December 31, 2015

(In millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	50.5	10.8	106.9	—	168.2
Receivables, net:
Trade	—	—	242.4	67.7	(1.0)	309.1
Other	0.1	—	70.9	19.8	(55.4)	35.4
Total receivables, net	0.1	—	313.3	87.5	(56.4)	344.5
Inventories	—	—	139.1	47.7	—	186.8
Prepaid expenses	—	3.2	7.4	4.4	—	15.0
Other assets	5.3	—	8.6	7.6	—	21.5
Total current assets	5.4	53.7	479.2	254.1	(56.4)	736.0
Property and equipment, net	—	2.0	546.3	237.7	—	786.0
Goodwill	—	—	673.2	234.5	—	907.7
Amortizable intangible assets, net	—	—	561.7	147.2	—	708.9
Deferred income taxes	14.2	—	—	1.7	(14.2)	1.7
Other assets	—	2.8	14.2	0.3	—	17.3
Intercompany receivables	56.2	1,734.6	—	5.0	(1,795.8)	—
Investment in subsidiaries	619.0	695.9	673.8	—	(1,988.7)	—
Total assets	$694.8	2,489.0	2,948.4	880.5	(3,855.1)	3,157.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	1.0	165.7	105.0	(22.8)	248.9
Accrued compensation	—	4.4	38.5	12.3	—	55.2
Accrued liabilities	0.5	19.1	27.2	53.6	(33.6)	66.8
Short-term debt	—	—	—	0.7	—	0.7
Current maturities, long-term debt and capital lease obligations	—	13.2	1.1	0.2	—	14.5
Total current liabilities	0.5	37.7	232.5	171.8	(56.4)	386.1
Long-term debt, less current maturities	—	1,826.9	—	0.2	—	1,827.1
Capital lease obligations	—	—	22.5	—	—	22.5
Deferred income taxes	—	5.0	233.4	7.1	(14.2)	231.3
Other long-term liabilities	—	0.4	26.5	24.7	—	51.6
Intercompany payables	58.2	—	1,737.6	—	(1,795.8)	—
Total liabilities	58.7	1,870.0	2,252.5	203.8	(1,866.4)	2,518.6
Stockholders’ equity:
Total equity attributable to stockholders	636.1	619.0	695.9	673.8	(1,988.7)	636.1
Noncontrolling interest	—	—	—	2.9	—	2.9
Total stockholders’ equity	636.1	619.0	695.9	676.7	(1,988.7)	639.0
Total liabilities and stockholders’ equity	$694.8	2,489.0	2,948.4	880.5	(3,855.1)	3,157.6

Unaudited Condensed Consolidating Statements of Operations

(In millions)

Quarter Ended July 3, 2016	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	—	544.5	197.4	(13.5)	728.4
Cost of sales	—	—	447.0	164.6	(13.5)	598.1
Gross profit	—	—	97.5	32.8	—	130.3
Selling, general and administrative expenses	—	—	48.4	11.6	—	60.0
Operating income	—	—	49.1	21.2	—	70.3
Interest expense, net	—	24.7	(0.9)	2.1	—	25.9
Other, net	—	(5.6)	(0.4)	(0.3)	—	(6.3)
Other expense (income), net	—	19.1	(1.3)	1.8	—	19.6
Income (loss) before tax	—	(19.1)	50.4	19.4	—	50.7
Income tax expense (benefit)	—	(7.5)	20.3	2.2	—	15.0
Income (loss) before earnings from equity in subsidiaries	—	(11.6)	30.1	17.2	—	35.7
Earnings from equity in subsidiaries	35.5	47.1	17.0	—	(99.6)	—
Net income	35.5	35.5	47.1	17.2	(99.6)	35.7
Income attributable to noncontrolling interest	—	—	—	0.2	—	0.2
Net income attributable to stockholders	$35.5	35.5	47.1	17.0	(99.6)	35.5

Quarter Ended June 28, 2015	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	—	639.7	191.9	(31.4)	800.2
Cost of sales	—	—	530.4	159.1	(31.4)	658.1
Gross profit	—	—	109.3	32.8	—	142.1
Selling, general and administrative expenses	—	—	46.4	11.4	—	57.8
Operating income	—	—	62.9	21.4	—	84.3
Interest expense, net	—	25.5	(1.1)	2.5	—	26.9
Loss on debt extinguishment	—	0.4	—	—	—	0.4
Other, net	—	(2.4)	(0.6)	1.7	—	(1.3)
Other expense (income), net	—	23.5	(1.7)	4.2	—	26.0
Income (loss) before tax	—	(23.5)	64.6	17.2	—	58.3
Income tax expense (benefit)	—	(7.7)	18.2	3.7	—	14.2
Income (loss) before earnings from equity in subsidiaries	—	(15.8)	46.4	13.5	—	44.1
Earnings from equity in subsidiaries	44.1	59.9	13.5	—	(117.5)	—
Net income	44.1	44.1	59.9	13.5	(117.5)	44.1
Income attributable to noncontrolling interest	—	—	—	—	—	—
Net income attributable to stockholders	$44.1	44.1	59.9	13.5	(117.5)	44.1

 Unaudited Condensed Consolidating Statements of Operations (Continued)

(In millions)

Six Months Ended July 3, 2016	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	—	1,124.1	387.3	(43.5)	1,467.9
Cost of sales	—	—	922.9	321.7	(43.5)	1,201.1
Gross profit	—	—	201.2	65.6	—	266.8
Selling, general and administrative expenses	—	—	98.0	22.8	—	120.8
Operating income	—	—	103.2	42.8	—	146.0
Interest expense, net	—	49.9	(1.8)	4.3	—	52.4
Other, net	—	5.5	(2.0)	5.2	—	8.7
Other expense (income), net	—	55.4	(3.8)	9.5	—	61.1
Income (loss) before tax	—	(55.4)	107.0	33.3	—	84.9
Income tax expense (benefit)	—	(16.5)	34.4	6.3	—	24.2
Income (loss) before earnings from equity in subsidiaries	—	(38.9)	72.6	27.0	—	60.7
Earnings from equity in subsidiaries	60.4	99.3	26.7	—	(186.4)	—
Net income	60.4	60.4	99.3	27.0	(186.4)	60.7
Income attributable to noncontrolling interest	—	—	—	0.3	—	0.3
Net income attributable to stockholders	$60.4	60.4	99.3	26.7	(186.4)	60.4

Six Months Ended June 28, 2015	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	—	1,251.3	374.7	(60.6)	1,565.4
Cost of sales	—	—	1,041.8	313.6	(60.6)	1,294.8
Gross profit	—	—	209.5	61.1	—	270.6
Selling, general and administrative expenses	—	—	92.2	21.8	—	114.0
Operating income	—	—	117.3	39.3	—	156.6
Interest expense, net	—	51.7	(2.1)	4.9	—	54.5
Loss on debt extinguishment	—	0.4	—	—	—	0.4
Other, net	—	(2.4)	(4.7)	0.6	—	(6.5)
Other expense (income), net	—	49.7	(6.8)	5.5	—	48.4
Income (loss) before tax	—	(49.7)	124.1	33.8	—	108.2
Income tax expense (benefit)	—	(16.0)	37.2	10.3		31.5
Income (loss) before earnings from equity in subsidiaries	—	(33.7)	86.9	23.5	—	76.7
Earnings from equity in subsidiaries	76.5	110.2	23.3	—	(210.0)	—
Net income	76.5	76.5	110.2	23.5	(210.0)	76.7
Income attributable to noncontrolling interest	—	—	—	0.2	—	0.2
Net income attributable to stockholders	$76.5	76.5	110.2	23.3	(210.0)	76.5

Unaudited Condensed Consolidating Statements of Comprehensive Income

(In millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Quarter Ended July 3, 2016
Net income	$35.5	35.5	47.1	17.2	(99.6)	35.7
Other comprehensive loss, net of tax:
Foreign currency translation	(8.8)	(8.9)	(8.9)	(8.1)	25.9	(8.8)
Comprehensive income	26.7	26.6	38.2	9.1	(73.7)	26.9
Less comprehensive income attributable to noncontrolling interest	—	—	—	0.2	—	0.2
Comprehensive income attributable to stockholders	$26.7	26.6	38.2	8.9	(73.7)	26.7
Quarter Ended June 28, 2015
Net income	$44.1	44.1	59.9	13.5	(117.5)	44.1
Other comprehensive loss, net of tax:
Foreign currency translation	4.0	4.0	4.0	3.2	(11.2)	4.0
Comprehensive income	48.1	48.1	63.9	16.7	(128.7)	48.1
Less comprehensive income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Comprehensive income attributable to stockholders	$48.1	48.1	63.9	16.6	(128.7)	48.0

Six Months Ended July 3, 2016
Net income	$60.4	60.4	99.3	27.0	(186.4)	60.7
Other comprehensive loss, net of tax:
Foreign currency translation	(1.6)	(1.7)	(1.7)	(2.4)	5.8	(1.6)
Comprehensive income	58.8	58.7	97.6	24.6	(180.6)	59.1
Less comprehensive income attributable to noncontrolling interest	—	—	—	0.3	—	0.3
Comprehensive income attributable to stockholders	$58.8	58.7	97.6	24.3	(180.6)	58.8
Six Months Ended June 28, 2015
Net income	$76.5	76.5	110.2	23.5	(210.0)	76.7
Other comprehensive loss, net of tax:
Foreign currency translation	(11.8)	(12.0)	(12.0)	(9.7)	33.7	(11.8)
Comprehensive income	64.7	64.5	98.2	13.8	(176.3)	64.9
Less comprehensive income attributable to noncontrolling interest	—	—	—	0.2	—	0.2
Comprehensive income attributable to stockholders	$64.7	64.5	98.2	13.6	(176.3)	64.7

Unaudited Condensed Consolidating Statements of Cash Flows

(In millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Six Months Ended July 3, 2016
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$15.9	(34.4)	113.3	32.5	—	127.3
Cash flows from investing activities:
Capital expenditures	—	(0.4)	(68.2)	(25.6)	—	(94.2)
Proceeds from sale of fixed assets	—	—	0.1	—	—	0.1
Capitalized patent costs	—	—	(0.1)	—	—	(0.1)
Intercompany activity	9.5	21.6	—	—	(31.1)	—
Net cash provided by (used for) investing activities	9.5	21.2	(68.2)	(25.6)	(31.1)	(94.2)
Cash flows from financing activities:
Cash dividends	(12.5)	—	—	—	—	(12.5)
Proceeds from stock issuance	1.8	—	—	—	—	1.8
Purchases of treasury stock	(14.7)	—	—	—	—	(14.7)
Excess tax benefit on stock-based compensation	1.0	—	—	—	—	1.0
Cash settlement of equity awards	(1.0)	—	—	—	—	(1.0)
Payments on long-term debt	—	(6.6)	—	—	—	(6.6)
Other debt, net	—	—	(1.1)	(0.2)	—	(1.3)
Intercompany activity	—	—	(30.0)	(1.1)	31.1	—
Net cash used for financing activities	(25.4)	(6.6)	(31.1)	(1.3)	31.1	(33.3)
Effect of exchange rates on cash	—	—	—	0.5	—	0.5
Net increase (decrease) in cash and cash equivalents	$—	(19.8)	14.0	6.1	—	0.3
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	$—	50.5	10.8	106.9	—	168.2
Net increase (decrease) in cash and cash equivalents	—	(19.8)	14.0	6.1	—	0.3
Cash and cash equivalents, end of period	$—	30.7	24.8	113.0	—	168.5
Six Months Ended June 28, 2015
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$6.8	(38.7)	112.8	36.8	—	117.7
Cash flows from investing activities:
Capital expenditures	—	(0.1)	(90.9)	(24.0)	—	(115.0)
Proceeds from sale of fixed assets	—	—	1.1	0.2	—	1.3
Capitalized patent costs	—	—	(0.1)	—	—	(0.1)
Intercompany activity	(0.3)	21.7	—	—	(21.4)	—
Net cash provided by (used for) investing activities	(0.3)	21.6	(89.9)	(23.8)	(21.4)	(113.8)
Cash flows from financing activities:
Cash dividends	(6.0)					(6.0)
Stock-based compensation activity, net	(0.1)					(0.1)
Borrowings of revolving lines of credit		14.3				14.3
Payments of revolving lines of credit		(14.3)	(0.3)			(14.6)
Proceeds of long-term debt		1,326.6				1,326.6
Payments on long-term debt		(1,360.0)	(0.2)			(1,360.2)
Payment of debt issue costs		(0.2)				(0.2)
Other debt, net			(1.6)	0.1		(1.5)
Payment of offering related costs	(0.1)					(0.1)
Intercompany activity			(20.2)	(1.2)	21.4	—
Net cash used for financing activities	(6.2)	(33.6)	(22.3)	(1.1)	21.4	(41.8)
Effect of exchange rates on cash	—	—	—	(5.9)	—	(5.9)
Net increase (decrease) in cash and cash equivalents	$0.3	(50.7)	0.6	6.0	—	(43.8)
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	$—	52.3	3.2	101.0	—	156.5
Net increase (decrease) in cash and cash equivalents	0.3	(50.7)	0.6	6.0	—	(43.8)
Cash and cash equivalents, end of period	$0.3	1.6	3.8	107.0	—	112.7

(20) Subsequent Events

Dividend

On August 3, 2016, our board of directors declared a dividend of $0.0925 per share of common stock outstanding, payable on September 20, 2016 to stockholders of record as of September 6, 2016.

Share Repurchase Program

On August 3, 2016, our board of directors authorized an increase to the Company’s Share Repurchase Program, permitting the Company to repurchase an additional $10 million in aggregate purchase price of shares of common stock beyond the originally authorized $25 million program. The other terms of the program remain substantially unchanged.

Debt Reduction Plan

On August 3, 2016, our board of directors approved a debt reduction plan, authorizing the Company to retire or purchase up to $10 million of outstanding debt, including the USD Term Loan, Euro Term Loan or Registered Notes, in open market purchases, privately negotiated transactions, or otherwise. Such purchase, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors.

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

Results of Operations

Quarter Ended July 3, 2016 compared to Quarter Ended June 28, 2015

The following table sets forth our statement of operations for the periods presented.

	Quarter Ended
	July 3, 2016	June 28, 2015
	(In millions)
Net sales	$728.4	800.2
Cost of sales	598.1	658.1
Gross profit	130.3	142.1
Selling, general and administrative expenses	60.0	57.8
Operating income	70.3	84.3
Interest expense, net	25.9	26.9
Loss on debt extinguishment	—	0.4
Other, net	(6.3)	(1.3)
Income before taxes	50.7	58.3
Income tax expense	15.0	14.2
Net income	35.7	44.1
Income attributable to noncontrolling interests	0.2	—
Net income attributable to stockholders	$35.5	44.1

Net Sales

Net sales were $728.4 million for the quarter ended July 3, 2016, as compared to $800.2 million for the quarter ended June 28, 2015, a decrease of $71.8 million. The decrease was primarily driven by an industrial and commercial sales decline of approximately $27 million, lower raw material surcharge pass-through of approximately $17 million, a decrease of approximately $24 million from the scheduled attrition of wheel bearing programs, and net price decreases of approximately $10 million, partially offset by an increase of $7 million from increased light vehicle volumes.

The following table sets forth our net sales by segment for the quarters ended July 3, 2016 and June 28, 2015:

	Quarter Ended		Increase	Percent
	July 3, 2016	June 28, 2015	(Decrease)	Change
	(In millions)
HHI segment	$218.0	262.1	(44.1)	(16.8)%
Metaldyne segment	310.5	300.7	9.8	3.3%
Grede segment	199.9	237.4	(37.5)	(15.8)%
Total	$728.4	800.2	(71.8)

The decrease in HHI net sales was primarily attributable to lower raw material surcharge pass-through of approximately $9 million, scheduled attrition of wheel bearing programs of approximately $24 million, net price decreases of approximately $7 million, and a decrease in light vehicle volumes of approximately $4 million.

The increase in Metaldyne net sales was primarily attributable to increased light vehicle volumes of approximately $15 million, partially offset by net price decreases of approximately $2 million and lower raw material surcharge pass-through of approximately $3 million.

The decrease in Grede net sales was primarily attributable to the decrease in industrial and commercial volumes of approximately $27 million, a decrease in light vehicle volumes of approximately $4 million, lower raw material surcharge pass-through of approximately $5 million, and net price reductions of approximately $1 million.

Cost of Sales

Cost of sales was $598.1 million for the quarter ended July 3, 2016, as compared to $658.1 million for the quarter ended June 28, 2015, a decrease of $60.0 million. This decrease was primarily driven by the lower raw material surcharge costs of approximately $23 million, scheduled attrition of wheel bearing programs, net manufacturing cost reductions, and lower depreciation and lower industrial and commercial volumes, partially offset by increased costs from higher light vehicle volumes.

The following table sets forth our cost of sales by segment for the quarters ended July 3, 2016 and June 28, 2015:

	Quarter Ended		Increase	Percent
	July 3, 2016	June 28, 2015	(Decrease)	Change
		(In millions)
HHI segment	$175.9	208.5	(32.6)	(15.6)%
Metaldyne segment	254.6	248.3	6.3	2.5%
Grede segment	167.6	201.3	(33.7)	(16.7)%
Total	$598.1	658.1	(60.0)

The decrease in HHI cost of sales was primarily due to lower raw material surcharge costs of approximately $15 million, lower volumes in light vehicle production and lower manufacturing costs from scheduled attrition of wheel bearing programs.

The increase in Metaldyne cost of sales was primarily attributable to increased volumes of approximately $10 million, partially offset by foreign currency movements, lower raw material surcharge costs, and net manufacturing costs reductions.

The decrease in Grede cost of sales was primarily attributable to lower volume of approximately $22 million, raw material surcharge costs of approximately $5 million, and net manufacturing cost reductions.

Gross Profit

Gross profit was $130.3 million for the quarter ended July 3, 2016, as compared to $142.1 million for the quarter ended June 28, 2015, a decrease of $11.8 million. The decrease was primarily driven by the factors discussed above.

The following table sets forth our gross profit by segment for the quarters ended July 3, 2016 and June 28, 2015:

	Quarter Ended		Increase	Percent
	July 3, 2016	June 28, 2015	(Decrease)	Change
		(In millions)
HHI segment	$42.1	53.6	(11.5)	(21.5)%
Metaldyne segment	55.9	52.4	3.5	6.7%
Grede segment	32.3	36.1	(3.8)	(10.5)%
Total	$130.3	142.1	(11.8)

Operating Income

Operating income was $70.3 million for the quarter ended July 3, 2016, as compared to $84.3 million for the quarter ended June 28, 2015, a decrease of $14.0 million. This decrease was primarily driven by the impact of lower gross profit of $11.8 million described above and a $2.2 million increase in selling, general, and administrative expenses.   The increase in selling, general, and administrative expenses was primarily due to increased wages and benefits and higher stock-based compensation.

The following table sets forth our operating income by segment for the quarters ended July 3, 2016 and June 28, 2015:

	Quarter Ended		Increase	Percent
	July 3, 2016	June 28, 2015	(Decrease)	Change
		(In millions)
HHI segment	$25.9	38.0	(12.1)	(31.8)%
Metaldyne segment	36.1	34.5	1.6	4.6%
Grede segment	8.3	11.8	(3.5)	(29.7)%
Total	$70.3	84.3	(14.0)

The decrease in HHI operating income was primarily attributable to the decrease in gross profit.

The increase in Metaldyne operating income was primarily attributable to the increase in gross profit, partially offset by higher wages and benefits within selling, general, and administrative expenses which were driven by added engineering and management positions associated with new product launches and plant expansions.

The decrease in Grede operating income was primarily attributable to the decrease in gross profit.

Interest Expense, Net

Interest expense, net was $25.9 million for the quarter ended July 3, 2016, as compared to $26.9 million for the quarter ended June 28, 2015, a decrease of $1.0 million. The decrease in interest expense, net reflected lower average outstanding borrowings due to the pay down of long-term debt in 2015 and lower average interest rates.

Other, Net

Other, net reflected income of $6.3 million for the quarter ended July 3, 2016, as compared to income of $1.3 million for the quarter ended June 28, 2015, a favorable change of $5.0 million. The change in other, net from the quarter ended June 28, 2015 was primarily due to a $4.2 million increase in foreign currency transaction gains.

Income Taxes

The income tax provision for the quarter ended July 3, 2016 and June 28, 2015 was $15.0 million and $14.2 million, respectively. Our effective tax rate for the quarter ended July 3, 2016 and June 28, 2015 was 29.6% and 24.4%, respectively. The increase in the effective tax rate is primarily the result of recording a $3.1 million tax benefit in the quarter ended June 28, 2015, relating to the enactment of Senate Bill 441 in the state of Indiana, eliminating the throwback rule for calculating state income tax expense. The increase in our effective tax rate is partially offset by the impact of a net discrete tax benefit of $0.8 million, primarily related to a favorable court ruling in Spain.

Net Income Attributable to Stockholders

Net income attributable to stockholders was $35.5 million, or 4.9% of net sales for the quarter ended July 3, 2016, as compared to $44.1 million, or 5.5% of net sales for the quarter ended June 28, 2015, a decrease of $8.6 million. The decrease was primarily attributable to the factors discussed above.

Adjusted EBITDA

Management’s assessment of performance includes an evaluation of Adjusted EBITDA. The following table sets forth Adjusted EBITDA by segment.

	Quarter Ended
	July 3, 2016	June 28, 2015
	(In millions)
Adjusted EBITDA
HHI segment	$47.1	59.3
Metaldyne segment	57.3	56.4
Grede segment	30.8	37.9
Total	$135.2	153.6

The following table sets forth the reconciliation between Adjusted EBITDA and income before tax, the most directly comparable GAAP measure:

	Quarter ended
	July 3, 2016	June 28, 2015
	(In millions)
Income before tax	$50.7	58.3
Interest expense, net	25.9	26.9
Depreciation and amortization	55.4	58.8
Loss (gain) on foreign currency	(8.1)	(3.9)
Loss on fixed assets	0.9	0.2
Loss on debt extinguishment	—	0.4
Debt transaction expenses	—	1.6
Stock-based compensation	4.5	4.2
Non-recurring acquisition related items	2.1	0.4
Non-recurring operational items	3.8	6.7
Adjusted EBITDA	$135.2	153.6

EBITDA is calculated as net income before interest expense, income tax expense (benefit) and depreciation and amortization. Adjusted EBITDA is calculated as EBITDA adjusted for:

•	(gain) loss on foreign currency;
•	(gain) loss on fixed assets;
•	debt transaction expenses;
•	stock-based compensation;
•	non-recurring acquisition related items; and
•	non-recurring operational items.

Included within non-recurring operational items are impairment charges and exit costs associated with the closures of Grede’s Berlin, Wisconsin, and Bessemer, Alabama facilities.

Adjusted EBITDA eliminates the effects of items that we do not consider indicative of our core operating performance. Adjusted EBITDA is a supplemental measure of operating performance that does not represent and should not be considered as alternatives to net income, as determined under GAAP, and our calculation of Adjusted EBITDA may not be comparable to those reported by other companies.

Management believes the inclusion of the adjustments to Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future. By providing this non-GAAP financial measure, together with reconciliation to GAAP results, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives. We believe Adjusted EBITDA is used by investors as a supplemental measure to evaluate the overall operating performance of companies in our industry.

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

Six Months Ended July 3, 2016 compared to Six Months Ended June 28, 2015

The following table sets forth our statement of operations for the periods presented.

	Six Months Ended
	July 3, 2016	June 28, 2015
	(In millions)
Net sales	$1,467.9	1,565.4
Cost of sales	1,201.1	1,294.8
Gross profit	266.8	270.6
Selling, general and administrative expenses	120.8	114.0
Operating income	146.0	156.6
Interest expense, net	52.4	54.5
Loss on debt extinguishment	—	0.4
Other, net	8.7	(6.5)
Income before taxes	84.9	108.2
Income tax provision	24.2	31.5
Net income	60.7	76.7
Income attributable to noncontrolling interests	0.3	0.2
Net income attributable to stockholders	60.4	76.5

Net Sales

Net sales were $1,467.9 million for the six months ended July 3, 2016, as compared to $1,565.4 million for the six months ended June 28, 2015, a decrease of $97.5 million. The decrease was primarily driven by the impact of lower raw material surcharge pass-through of approximately $54 million, a decrease in industrial and commercial sales of approximately $47 million, a decrease of approximately $41 million from the scheduled attrition of wheel bearing programs, unfavorable foreign currency movements of approximately $4 million, and net price decreases of approximately $14 million, partially offset by an increase of $63 million from increased light vehicle volumes.

The following table sets forth our net sales by segment for the six months ended July 3, 2016 and June 28, 2015:

	Six Months Ended		Increase	Percent
	July 3, 2016	June 28, 2015	(Decrease)	Change
	(In millions)
HHI segment	$440.7	506.2	(65.5)	(12.9)%
Metaldyne segment	620.5	578.4	42.1	7.3%
Grede segment	406.7	480.8	(74.1)	(15.4)%
Total	1,467.9	1,565.4	(97.5)

The decrease in HHI net sales was primarily attributable to scheduled attrition of wheel bearing programs of approximately $41 million, lower raw material surcharge pass-through of approximately $25 million, and net price decreases of approximately $10 million, partially offset by an increase in light vehicle volumes.

The increase in Metaldyne net sales was primarily attributable to increased light vehicle volumes of approximately $55 million, partially offset by lower raw material surcharge pass-through of approximately $7 million, unfavorable foreign currency movements of approximately $4 million, and net price decreases of approximately $3 million.

The decrease in Grede net sales was primarily attributable to the decrease in industrial and commercial volumes of approximately $47 million, lower raw material surcharge pass-through of approximately $22 million, and net price reductions of approximately $2 million, partially offset by increased light vehicle volumes.

Cost of Sales

Cost of sales was $1,201.1 million for the six months ended July 3, 2016, as compared to $1,294.8 million for the six months ended June 28, 2015, a decrease of $93.7 million. This decrease was primarily driven by the lower raw material surcharge costs of approximately $63 million, lower costs due to foreign currency exchange of approximately $5 million, net manufacturing cost reductions, and lower depreciation and lower industrial and commercial volumes, partially offset by increased costs from higher light vehicle volumes.

The following table sets forth our cost of sales by segment for the six months ended July 3, 2016 and June 28, 2015:

	Six Months Ended		Increase	Percent
	July 3, 2016	June 28, 2015	(Decrease)	Change
		(In millions)
HHI segment	$363.4	410.2	(46.8)	(11.4)%
Metaldyne segment	502.9	483.4	19.5	4.0%
Grede segment	334.8	401.2	(66.4)	(16.6)%
Total	$1,201.1	1,294.8	(93.7)

The decrease in HHI cost of sales was primarily due to lower raw material surcharge costs of approximately $34 million and the scheduled attrition of wheel bearing programs, partially offset by higher net manufacturing costs due to unfavorable product mix.

The increase in Metaldyne cost of sales was primarily attributable to increased volumes of approximately $38 million, partially offset by foreign currency movements of approximately $5 million, lower raw material surcharge costs of approximately $6 million, and net manufacturing cost reductions.

The decrease in Grede cost of sales was primarily attributable to lower volumes of approximately $35 million, lower raw material surcharge costs of approximately $22 million, and net manufacturing cost reductions.

Gross Profit

Gross profit was $266.8 million for the six months ended July 3, 2016, as compared to $270.6 million for the six months ended June 28, 2015, a decrease of $3.8 million. The decrease was primarily driven by the factors discussed above.

The following table sets forth our gross profit by segment for the six months ended July 3, 2016 and June 28, 2015:

	Six Months Ended		Increase	Percent
	July 3, 2016	June 28, 2015	(Decrease)	Change
		(In millions)
HHI segment	$77.3	96.0	(18.7)	(19.5)%
Metaldyne segment	117.6	95.0	22.6	23.8%
Grede segment	71.9	79.6	(7.7)	(9.7)%
Total	$266.8	270.6	(3.8)

Operating Income

Operating income was $146.0 million for the six months ended July 3, 2016, as compared to $156.6 million for the six months ended June 28, 2015, a decrease of $10.6 million. This decrease was primarily driven by the impact of lower gross profit of $3.8 million described above and a $6.8 million increase in selling, general, and administrative expenses.   The increase in selling, general, and administrative expenses was primarily due to increased wages and benefits, higher stock-based compensation, and additional costs associated with being a public company, including higher professional fees.

The following table sets forth our operating income by segment for the six months ended July 3, 2016 and June 28, 2015:

	Six Months Ended		Increase	Percent
	July 3, 2016	June 28, 2015	(Decrease)	Change
		(In millions)
HHI segment	$44.2	64.5	(20.3)	(31.5)%
Metaldyne segment	79.3	60.8	18.5	30.4%
Grede segment	22.5	31.3	(8.8)	(28.1)%
Total	$146.0	156.6	(10.6)

The decrease in HHI operating income was primarily attributable to the decrease in gross profit.

The increase in Metaldyne operating income was primarily attributable to the increase in gross profit, partially offset by higher wages and benefits in selling, general, and administrative expenses which were driven by added engineering and management positions associated with new product launches and plant expansions.

The decrease in Grede operating income was primarily attributable to the decrease in gross profit.

Interest Expense, Net

Interest expense, net was $52.4 million for the six months ended July 3, 2016, as compared to $54.5 million for the six months ended June 28, 2015, a decrease of $2.1 million. The decrease in interest expense, net reflected lower average outstanding borrowings due to the pay down of long-term debt and lower average interest rates due to the re-pricing of our term loan debt in May 2015.

Other, Net

Other, net reflected a loss of $8.7 million for the six months ended July 3, 2016, as compared to income of $6.5 million for the six months ended June 28, 2015, an unfavorable change of $15.2 million. The change in other, net from 2015 was primarily due to approximately $15.1 million increase in foreign currency transaction losses.  Approximately $9.5 million of the $15.1 million in losses were due to the remeasurement of our Euro Term Loan.

Income Taxes

The income tax provision for the six months ended July 3, 2016 and June 28, 2015 was $24.2 million and $31.5 million, respectively. The $7.3 million decrease was primarily attributable to lower income before taxes due to the factors discussed above. Income tax expense for the six months ended July 3, 2016 included a discrete net tax benefit of $0.8 million, primarily related to a favorable court ruling in Spain. During the six months ended June 28, 2015, the Company recorded a $3.1 million tax benefit relating to the enactment of Senate Bill 441 in the state of Indiana, eliminating the throwback rule for calculating state income tax expense. Our effective tax rate for the six months ended July 3, 2016 and June 28, 2015 was 28.5% and 29.1%, respectively.

Net Income Attributable to Stockholders

Net income attributable to stockholders was $60.4 million, or 4.1% of net sales for the six months ended July 3, 2016, as compared to $76.5 million, or 4.9% of net sales for the six months ended June 28, 2015, a decrease of $16.1 million. The decrease was primarily attributable to the factors discussed above.

Adjusted EBITDA

Management’s assessment of performance includes an evaluation of Adjusted EBITDA. The following table sets forth Adjusted EBITDA by segment.

	Six Months Ended
	July 3, 2016	June 28, 2015
	(In millions)
Adjusted EBITDA
HHI segment	$86.8	106.1
Metaldyne segment	122.0	103.5
Grede segment	64.1	76.6
Total	$272.9	286.2

The following table sets forth the reconciliation between Adjusted EBITDA and income before tax, the most directly comparable GAAP measure:

	Six Months Ended
	July 3, 2016	June 28, 2015
	(In millions)
Income before tax	$84.9	108.2
Interest expense, net	52.4	54.5
Depreciation and amortization	110.6	115.2
Loss (gain) on foreign currency	6.2	(8.9)
Loss on fixed assets	1.2	0.4
Loss on debt extinguishment	—	0.4
Debt transaction expenses	—	1.7
Stock-based compensation	8.2	7.5
Non-recurring acquisition related items	3.4	0.1
Non-recurring operational items	6.0	7.1
Adjusted EBITDA	$272.9	286.2

Liquidity and Capital Resources

As of July 3, 2016, we had cash and cash equivalents of $168.5 million and total indebtedness, inclusive of capitalized lease obligations, of $1,864.2 million. We also have access to additional liquidity pursuant to the terms of our revolving credit facility. As of April 3, 2016, $236.8 million was available on our revolving credit facility after giving effect to letters of credit of $13.2 million.

During the six months ended July 3, 2016, our board of directors declared and the Company paid the following dividends on shares of our common stock outstanding:

Date Declared	Date Paid	Dividend Per Share

February 24, 2016	April 26, 2016	$0.0900
May 4, 2016	June 21, 2016	0.0925

On August 3, 2016, our board of directors declared a dividend of $0.0925 per share of common stock outstanding, payable on September 20, 2016 to stockholders of record as of September 6, 2016.

On February 24, 2016, our board of directors authorized a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase price not to exceed $25.0 million. Subject to applicable rules and regulations, the shares may be repurchased through open market purchases, privately negotiated transactions, or otherwise. The Share Repurchase Program expires in February 2017, and may be terminated or amended by the Company’s board of directors in its discretion at any time. As of July 3, 2016, the Company has repurchased 946,256 shares of its common stock at an average price per share of $15.54. On August 3, 2016, the board of directors authorized an increase to the Company’s Share Repurchase Program, permitting the Company to repurchase an additional $10 million in aggregate purchase price of shares of common stock beyond the originally authorized $25 million.  The other terms of the program remain substantially unchanged.

On August 3, 2016, our board of directors approved a debt reduction plan, authorizing the Company to retire or purchase up to $10 million of outstanding debt, including the USD Term Loan, Euro Term Loan or Registered Notes, in open market purchases, privately negotiated transactions, or otherwise. Such purchase, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors.

The Company has been assigned the following credit ratings and outlook by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”):

	Moody’s	S&P
Corporate	B1	BB-
Revolving credit facility	Ba3	BB+
Term loan facility	Ba3	BB+
Senior Notes	B3	B+
Outlook	Stable	Stable

As of July 3, 2016, $104.7 million of cash and cash equivalents were held by certain foreign subsidiaries whose earnings are reinvested indefinitely. We make this assertion based on the operational and investing needs of the foreign locations and our ability to fund our U.S. operations and obligations from domestic cash flow and capital resources. Based on this assertion, no provision has been made for U.S. income taxes, which would be assessed upon repatriation of the foreign earnings.

Cash Flows

The following tables provide a summary of cash flows from operating, investing and financing activities for the periods presented:

	Six Months Ended
	July 3, 2016	June 28, 2015
	(In millions)
Cash flows provided by operating activities	$127.3	117.7
Cash flows used for investing activities	(94.2)	(113.8)
Cash flows used for financing activities	(33.3)	(41.8)
Effect of exchange rates	0.5	(5.9)
Net increase (decrease) in cash and cash equivalents	$0.3	(43.8)

For the six months ended July 3, 2016, cash flows from operating activities reflected results of operations exclusive of non-cash income and expenses, primarily depreciation and amortization, deferred income taxes, foreign currency adjustment, and stock-based compensation, offset by a net increase in working capital. For the six months ended June 28, 2015, cash flows from operating activities reflected results of operations exclusive of non-cash income and expenses, primarily depreciation and amortization, and stock-based compensation expense, and a net decrease in working capital.

For the six months July 3, 2016 and June 28, 2015, cash flows from investing activities primarily reflected capital expenditures of $94.2 million and $115.0 million, respectively.

For the six months ended July 3, 2016, the cash flows from financing activities primarily reflected $14.7 million in purchases of treasury stock, $12.5 million of dividends paid to common stockholders, and $7.9 million in repayments of long-term and other debt. For six months ended June 28, 2015, cash flows from financing activities primarily reflected the re-pricing of our term loan in May 2015, which resulted in a full repayment of our previous term loan and the borrowing of our current U.S. Dollar and Euro term loans. Also reflected in cash flows from financing activities were a $20.0 million prepayment made on the U.S. Dollar term loan, a $10.0 million dollar prepayment made on our previous term loan, and a $6.0 million dividend paid to common stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A—Quantitative and Qualitative Analysis of Market Risk,” in our 2015 Annual Report on Form 10-K filed on February 29, 2016.

The Euro Term Loan is subject to transaction gains and losses each period.  The following table sets forth a sensitivity analysis of the effect a hypothetical change in the Euro to U.S. dollar exchange rate would have on the carrying value of our Euro denominated debt as of July 3, 2016:

Change in exchange rate:	10% increase in U.S. dollar to Euro exchange rate	10% decrease in U.S. dollar to Euro exchange rate
	(In millions)
Resulting change in carrying value of Euro denominated debt	$24.8	(24.8)

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

As of July 3, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(e) under the Exchange Act, during the quarter ended July 3, 2016.

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

Metaldyne Performance Group Inc.

/s/ George Thanopoulos	Chief Executive Officer	August 4, 2016
George Thanopoulos	(Principal Executive Officer)

/s/ Mark Blaufuss	Chief Financial Officer	August 4, 2016
Mark Blaufuss	(Principal Financial Officer)