Form 10-Q
period 2016-10-02
Metaldyne Performance Group Inc.
filed 2016-11-03
CIK 1616817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2016

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

As of November 1, 2016, the registrant had 66,681,179 shares of voting common stock outstanding.

METALDYNE PERFORMANCE GROUP INC.

FORM 10-Q

QUARTER AND NINE MONTHS ENDED OCTOBER 2, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions except per share data)

	October 2, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$151.1	168.2
Receivables, net:
Trade	378.9	309.1
Other	35.1	35.4
Total receivables, net	414.0	344.5
Inventories	173.8	186.8
Prepaid expenses	14.1	15.0
Other assets	28.1	21.5
Total current assets	781.1	736.0
Property and equipment, net	818.4	786.0
Goodwill	907.7	907.7
Amortizable intangible assets, net	656.6	708.9
Deferred income taxes	5.7	1.7
Other assets	16.2	17.3
Total assets	$3,185.7	3,157.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$245.4	248.9
Accrued compensation	52.9	55.2
Accrued liabilities	78.8	66.8
Short-term debt	0.4	0.7
Current maturities, long-term debt and capital lease obligations	13.4	14.5
Total current liabilities	390.9	386.1
Long-term debt, less current maturities	1,827.2	1,827.1
Capital lease obligations, less current maturities	22.7	22.5
Deferred income taxes	205.1	231.3
Other long-term liabilities	52.8	51.6
Total liabilities	2,498.7	2,518.6
Stockholders’ equity:
Common Stock: par $0.001, 400.0 authorized, 66.9 and 67.9 shares issued and outstanding, respectively	0.1	0.1
Common stock held in treasury, at cost: 1.7 and zero shares, respectively	(25.8)	—
Paid-in capital	870.0	856.2
Deficit	(102.2)	(162.9)
Accumulated other comprehensive loss	(58.4)	(57.3)
Total equity attributable to stockholders	683.7	636.1
Noncontrolling interest	3.3	2.9
Total stockholders’ equity	687.0	639.0
Total liabilities and stockholders’ equity	$3,185.7	3,157.6

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except per share data)

	Quarter Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net sales	$676.2	746.6	$2,144.1	2,312.0
Cost of sales	569.8	620.4	1,770.9	1,915.2
Gross profit	106.4	126.2	373.2	396.8
Selling, general and administrative expenses	56.2	64.8	177.0	178.8
Operating income	50.2	61.4	196.2	218.0
Interest expense, net	25.7	26.0	78.1	80.5
Loss on debt extinguishment	—	—	—	0.4
Other, net	2.0	(1.7)	10.7	(8.2)
Other expense, net	27.7	24.3	88.8	72.7
Income before tax	22.5	37.1	107.4	145.3
Income tax expense	3.1	8.8	27.3	40.3
Net income	19.4	28.3	80.1	105.0
Income attributable to noncontrolling interest	0.1	0.1	0.4	0.3
Net income attributable to stockholders	$19.3	28.2	$79.7	104.7

Weighted average shares outstanding - Basic	67.2	67.3	67.6	67.2
Weighted average shares outstanding - Diluted	69.2	69.0	69.2	69.0

Cash dividends declared per share	$0.0925	0.0900	$0.2750	0.1800
Net income per share attributable to stockholders
Basic	$0.29	0.42	$1.18	1.56
Diluted	0.28	0.41	1.15	1.52

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Quarter Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net income	$19.4	28.3	$80.1	105.0
Other comprehensive income (loss), net of tax:
Foreign currency translation	0.5	(8.3)	(1.1)	(20.1)
Other comprehensive income (loss), net of tax	0.5	(8.3)	(1.1)	(20.1)
Comprehensive income	19.9	20.0	79.0	84.9
Less comprehensive income attributable to noncontrolling interest	0.1	0.1	0.4	0.3
Comprehensive income attributable to stockholders	$19.8	19.9	$78.6	84.6

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common stock	Common stock held in treasury	Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
Balance, December 31, 2014	$0.1	—	827.3	(269.7)	(35.2)	2.5	525.0
Dividends				(12.3)			(12.3)
Stock-based compensation expense			15.4				15.4
Cash settlement of equity awards			(0.7)				(0.7)
Issuance of common stock			2.5				2.5
Excess tax benefit on stock-based compensation			1.8				1.8
Offering-related costs			(0.1)				(0.1)
Net income				104.7		0.3	105.0
Other comprehensive loss					(20.1)		(20.1)
Reclassifications, net					0.2		0.2
Balance, September 27, 2015	$0.1	—	846.2	(177.3)	(55.1)	2.8	616.7

Balance, December 31, 2015	$0.1	—	856.2	(162.9)	(57.3)	2.9	639.0
Dividends				(19.0)			(19.0)
Stock-based compensation expense			12.6				12.6
Cash settlement of equity awards			(1.5)				(1.5)
Issuance of common stock			1.8				1.8
Purchase of treasury stock		(25.8)					(25.8)
Excess tax benefit on stock-based compensation			0.9				0.9
Net income				79.7		0.4	80.1
Other comprehensive loss					(1.1)		(1.1)
Balance, October 2, 2016	$0.1	(25.8)	870.0	(102.2)	(58.4)	3.3	687.0

See accompanying notes to unaudited condensed consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended
	October 2, 2016	September 27, 2015
Cash flows from operating activities:
Net income	$80.1	105.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	165.6	172.1
Debt fee amortization	2.5	2.4
Loss on fixed asset dispositions	2.6	1.9
Deferred income taxes	(30.2)	(25.9)
Noncash interest expense	0.8	0.8
Stock-based compensation expense	12.6	15.4
Foreign currency adjustment	7.6	(3.6)
Other	1.5	5.4
Changes in assets and liabilities:
Receivables, net	(62.5)	(78.3)
Inventories	14.2	9.8
Accounts payable, accrued liabilities, and accrued compensation	5.9	11.2
Other, current	(4.2)	(0.7)
Other, non-current	(0.1)	(3.9)
Net cash provided by operating activities	196.4	211.6
Cash flow from investing activities:
Capital expenditures	(145.4)	(168.7)
Proceeds from sale of fixed assets	0.2	3.8
Capitalized patent costs	(0.2)	(0.3)
Acquisition of business, net of cash acquired	(14.0)	—
Net cash used for investing activities	(159.4)	(165.2)
Cash flows from financing activities:
Cash dividends	(18.7)	(12.1)
Proceeds from stock issuance	1.8	2.5
Purchases of treasury stock	(25.6)	—
Excess tax benefit on stock-based compensation	0.9	1.8
Cash settlement of equity awards	(1.5)	(0.7)
Borrowings of revolving lines of credit	—	14.3
Payments of revolving lines of credit	—	(14.6)
Proceeds of long-term debt	—	1,326.6
Payments of long-term debt	(10.0)	(1,385.2)
Payment of debt issuance costs	—	(0.1)
Other debt, net	(1.8)	(1.9)
Payment of offering related costs	—	(0.1)
Net cash used for financing activities	(54.9)	(69.5)
Effect of exchange rates on cash	0.8	(8.8)
Net increase (decrease) in cash and cash equivalents	$(17.1)	(31.9)
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	168.2	156.5
Net increase (decrease) in cash and cash equivalents	(17.1)	(31.9)
Cash and cash equivalents, end of period	$151.1	124.6
Supplementary cash flow information:
Cash paid for income taxes, net	$55.9	49.2
Cash paid for interest	63.5	66.1
Noncash transactions:
Capital expenditures in accounts payables	16.8	16.5
Dividends declared on restricted stock awards not yet vested	0.5	0.2
Purchase of treasury stock not yet settled	0.2	0.2

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

(2) Accounting Policies

Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Metaldyne Performance Group Inc. (the “Company”, “MPG”, “we”, “our”, or “its”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of October 2, 2016 and the results of operations and comprehensive income for the quarters and nine months ended October 2, 2016 and September 27, 2015, and statements of cash flows and stockholders’ equity for the nine months ended October 2, 2016 and September 27, 2015. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments.  This guidance clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The amendments in this ASU require a four-step decision sequence when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We did not early adopt this guidance for the quarter and nine months ended October 2, 2016.  However, we do not expect adoption of this ASU to impact the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This guidance updates several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specific changes include that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity would also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits would be classified along with other income tax cash flows as an operating activity. Also, an entity can make an accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. This ASU also amends guidance for the calculation of earnings per share under the treasury stock method by removing excess tax benefits as an assumed proceed from the exercise of options. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period.  We did not early adopt this guidance for the quarter and nine months ended October 2, 2016, and are currently evaluating the impact on the consolidated financial statements.

(4) Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Topic 835-30). This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and requires retrospective application. We adopted this guidance during the quarter ended April 3, 2016. Unamortized debt issuance costs associated with our long-term debt totaled $17.7 million and $19.6 million as of October 2, 2016 and December 31, 2015, respectively, and are classified within long-term debt on the condensed consolidated balance sheets. The adoption of this standard had no impact on the Company’s condensed consolidated statements of operations, comprehensive income, stockholders’ equity, or cash flows.

(5) Brillion Acquisition

On September 2, 2016, the Grede segment acquired 100% of the equity of Brillion Iron Works, Inc. (“Brillion”) from its parent company Accuride Corporation (NYSE: ACW).  Brillion was a reportable segment for Accuride Corporation and consists of a foundry located in Brillion, Wisconsin, (the “Brillion Facility”) which supplies castings to the industrial machinery, construction, agricultural equipment and oil and gas markets, including flywheels, pump housings, valve body housings, small engine components, and other industrial components.

The purchase price for the acquisition was $14.0 million of cash consideration.  Under the acquisition method of accounting, all assets acquired and liabilities assumed were recorded in the financial statements at estimated fair value.  The allocation of purchase price paid resulted in receivables of $8.1 million, inventory of $3.8 million, property, plant, and equipment of $15.9 million, assumed liabilities of $12.8 million, and a gain on bargain purchase of $1.0 million.  The $1.0 million gain on bargain purchase is recorded within other, net on the condensed consolidated statement of operations for the quarter and nine months ended October 2, 2016.

Brillion net sales and loss before tax included in the condensed consolidated statement of operations for the quarter and nine months ended October 2, 2016 were $4.4 million and $0.4 million, respectively.  Total MPG net sales and income before tax on a pro forma basis as if the Brillion Acquisition had occurred on January 1, 2016 were $688.8 million and $18.5 million, and $2,189.7 million and $97.2 million for the quarter and nine months ended October 2, 2016, respectively.

On September 12, 2016, the Company announced its plan to close the Brillion Facility by the end of 2016 and to consolidate substantially all of Brillion’s business into existing Grede locations.

(6) Receivables Allowances

Receivables were stated net of the following allowances:

	October 2, 2016	December 31, 2015
	(In millions)
Doubtful accounts	$2.1	1.4
Pricing accruals and anticipated customer deductions	6.2	8.1
Returns	2.5	2.0
	$10.8	11.5

(7) Inventories

Inventories were as follows:

	October 2, 2016	December 31, 2015
	(In millions)
Raw materials	$53.1	57.3
Work in process	68.4	66.3
Finished goods	52.3	63.2
Total inventories	$173.8	186.8

(8) Property and Equipment, Net

Accumulated depreciation as of October 2, 2016 and December 31, 2015 was $527.0 million and $419.6 million, respectively.

In May 2016, the Company announced plans to close its Bessemer, Alabama facility included within the Grede segment.  The closure, which is primarily due to declines in heavy truck and industrial equipment markets, is expected to be completed by the end of fiscal 2016.  The Company recorded a $2.3 million asset impairment charge within cost of sales for the three months ended July 3, 2016 in conjunction with this announcement.

(9) Amortizable Intangible Assets

The carrying amounts and accumulated amortization of intangible assets were as follows:

	October 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer relationships and platforms	$745.2	(182.3)	562.9
Other	126.9	(33.2)	93.7
Total	$872.1	(215.5)	656.6

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer relationships and platforms	$745.2	(137.0)	608.2
Other	126.7	(26.0)	100.7
Total	$871.9	(163.0)	708.9

(10) Debt

The carrying value of debt was as follows:

	October 2, 2016	December 31, 2015
	(In millions)
Short-term debt:
Revolving lines of credit	$—	—
Other short-term debt	0.4	0.7
Total short-term debt	$0.4	0.7
Long-term debt:
Term loans
USD Term Loan	$1,014.2	1,022.2
Euro Term Loan	249.9	244.1
Registered Notes	600.0	600.0
Other long-term debt (various interest rates)	0.1	0.4
Total	1,864.2	1,866.7
Unamortized debt issuance costs	(17.7)	(19.6)
Unamortized discount on term loans	(6.0)	(6.7)
Current maturities	(13.3)	(13.3)
Total long-term debt	$1,827.2	1,827.1

Debt Activity

Accrued interest of $27.8 million and $16.5 million as of October 2, 2016 and December 31, 2015 was reflected in accrued liabilities.

(11) Equity and Dividends

Dividends

Our board of directors declared and the Company paid the following dividends during the nine months ended October 2, 2016.

Date Declared	Date Paid	Dividend Per Share

February 24, 2016	April 26, 2016	$0.0900
May 4, 2016	June 21, 2016	0.0925
August 3, 2016	September 20, 2016	0.0925

Share repurchases

On February 24, 2016, our board of directors authorized a share repurchase program (the “Share Repurchase Program”).  The Share Repurchase Program, as amended on August 3, 2016, authorizes the Company to purchase shares of its common stock for an aggregate repurchase price not to exceed $35.0 million. Subject to applicable rules and regulations, the shares may be repurchased through open market purchases, privately negotiated transactions, or otherwise. The Share Repurchase Program expires in February 2017, and may be terminated or amended by the Company’s board of directors at any time. As of October 2, 2016, cumulative shares repurchased totaled 1,659,804 shares at an average purchase price per share of $15.55.  The repurchased shares are presented as common stock held in treasury, at cost, on the condensed consolidated balance sheets.

Changes in Accumulated Other Comprehensive Loss, Net of Tax

	Foreign Currency Items	Defined Benefit Items	Total
	(In millions)
Balance, June 28, 2015	$(39.5)	(7.3)	(46.8)
Other comprehensive income (loss)	(8.3)	—	(8.3)
Balance, September 27, 2015	$(47.8)	(7.3)	(55.1)

Balance, December 31, 2014	$(27.7)	(7.5)	(35.2)
Other comprehensive income (loss)	(20.1)	—	(20.1)
Reclassifications, net	—	0.2	0.2
Balance, September 27, 2015	$(47.8)	(7.3)	(55.1)

Balance, July 3, 2016	$(53.7)	(5.2)	(58.9)
Other comprehensive income (loss)	0.5	—	0.5
Balance, October 2, 2016	$(53.2)	(5.2)	(58.4)

Balance, December 31, 2015	$(52.0)	(5.3)	(57.3)
Other comprehensive income (loss)	(1.2)	0.1	(1.1)
Balance, October 2, 2016	$(53.2)	(5.2)	(58.4)

(12) Other, net

Included within other, net are the following (income) and expense items:

	Quarter Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(In millions)
Foreign currency losses (gains)	$2.8	(2.8)	$8.1	(11.7)
Debt transaction expenses	—	—	—	1.7
Other	(0.8)	1.1	2.6	1.8
Other, net	$2.0	(1.7)	$10.7	(8.2)

Foreign currency losses (gains) pertain to realized and unrealized losses (gains) on foreign currency denominated transactions with customers and suppliers, short-term intercompany balances with foreign subsidiaries, and the re-measurement of our Euro denominated term loan as of October 2, 2016.

(13) Stock-based Compensation

In August 2014, our board of directors approved an equity incentive plan (the “MPG Plan”) for officers, key employees and non-employees. The MPG Plan permits the grant of equity awards to purchase up to 5.9 million shares of MPG common stock. All awards granted on or after August 4, 2014 were issued under the MPG Plan.

Restricted Shares

In April, May, and September 2016, the Company granted restricted stock unit awards (“RSUs”) to certain employees and nonemployee directors.

The following table summarizes the terms of the RSUs:

Vesting Term	Number of Units/Options	Weighted Average Grant-Date Fair Value
	(In thousands)
1/3 per year on grant-date anniversary	900	$15.45

Restricted stock awards and RSUs (together, the “Restricted Shares”) issued under the MPG Plan are being expensed based on their grant-date fair value on a straight-line basis over the requisite service period for the entire award. The grant-date fair values of the Restricted Shares were determined using the fair value of the Company’s common stock as of the grant date.

Changes in the number of Restricted Shares outstanding for the nine months ended October 2, 2016 were as follows:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Fair Value of Shares Vested
	(In thousands)		(In millions)
Balance, December 31, 2015	1,165	$17.47
Granted	900	15.45
Vested	(297)	18.18	$4.8
Forfeited	(24)	16.43
Balance, October 2, 2016	1,744	16.32

Options

In April and September 2016, the Company granted options to certain employees with the following terms:

Vesting Terms	Number of Options	Weighted Average Exercise Price	Contractual Terms
	(In thousands)		(In years)
1/3 per year on grant-date anniversary	741	$15.46	10

The options are being expensed based on their weighted average grant-date fair value of $5.59 per option on a straight-line basis over the requisite service period for the entire award.  The grant-date fair value of the options was determined using a Black-Scholes valuation model based on the following weighted average assumptions:

Exercise price	$15.46
Expected term	6 years
Risk-free rate	1.4%
Expected volatility	47.0%
Expected dividend yield	2.3%
Per share market value of MPG common stock	$15.46

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

Changes in the number of options outstanding for the nine months ended October 2, 2016 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Balance, December 31, 2015	6,269	$11.58	7.6	$45.5
Granted	741	15.46	9.7
Exercised	(492)	3.61	6.0	5.0
Forfeited	(87)	14.58	6.8
Balance, October 2, 2016	6,431	12.60	6.7	31.1
Options exercisable, October 2, 2016	3,473	12.29	5.8	18.9

Stock-based Compensation Expense

	Quarter Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(In millions)		(In millions)
Restricted shares	$2.6	2.7	$7.3	6.0
Options	1.8	5.1	5.3	9.4
Total	$4.4	7.8	$12.6	15.4

Compensation expense associated with the outstanding stock-based awards was recognized within selling, general and administrative expense. Total unrecognized compensation cost related to non-vested awards as of October 2, 2016 was approximately $35.9 million, and is expected to be recognized ratably over the remaining vesting terms.

(14) Income Taxes

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

Income tax expense for the quarter ended October 2, 2016 and September 27, 2015 was $3.1 million and $8.8 million, respectively. Income tax expense for the nine months ended October 2, 2016 and September 27, 2015 was $27.3 million and $40.3 million, respectively. The effective income tax rate for the quarter ended October 2, 2016 and September 27, 2015 was 13.6% and 23.7%, respectively. The effective income tax rate for the nine months ended October 2, 2016 and September 27, 2015 was 25.4% and 27.7%, respectively.

The effective income tax rate for the quarter and nine months ended October 2, 2016 decreased compared to prior year primarily due to a favorable geographic income mix in 2016 as compared to 2015, partially offset by the impact of discrete tax items. Income tax expense for the nine months period ended October 2, 2016 includes a discrete net tax benefit of $2.4 million, primarily as a result of a favorable court ruling in Spain. Income tax expense for the nine months period ended September 27, 2015 includes a discrete net tax benefit of $4.1 million, primarily relating to the enactment of Senate Bill 441 in the State of Indiana, eliminating the throwback rule for calculating state income tax expense.

The effective tax rate for periods ended October 2, 2016 and September 27, 2015 varies from statutory rates primarily due to income taxes on foreign earnings which are taxed at rates different from the U.S. statutory rate and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries.

(15) Retirement Plans

The net expense recognized for the Company’s defined benefit pension plans was $0.2 million and zero for the quarters ended October 2, 2016 and September 27, 2015, respectively, and $0.7 million and $0.8 million for the nine months ended October 2, 2016 and September 27, 2015, respectively.

(16) Commitments and Contingencies

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

(17) Fair Value

	October 2, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
Registered Notes	$590.5	613.5	589.6	605.9
USD Term Loan	1,001.2	1,021.8	1,007.5	1,000.5
Euro Term Loan	248.7	250.2	242.9	243.2

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

(18) Net Income per Share Attributable to Stockholders (“EPS”)

The Company’s basic and diluted EPS were calculated as follows:

	Quarter Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(In millions, except per share amounts)
Weighted-average shares outstanding
Basic shares	67.2	67.3	67.6	67.2
Equivalent shares for outstanding stock-based compensation awards	2.0	1.7	1.6	1.8
Diluted shares	69.2	69.0	69.2	69.0

Income attributable to stockholders	$19.3	28.2	$79.7	104.7

Basic EPS attributable to stockholders	0.29	0.42	1.18	1.56
Diluted EPS attributable to stockholders	0.28	0.41	1.15	1.52

The number of equivalent shares excluded from the calculation as they were anti-dilutive was 0.1 million and 0.2 million for the quarter and nine months ended October 2, 2016, respectively, and 0.3 million and 0.1 million for the quarter and nine months ended September 27, 2015, respectively.

(19) Segment Information

The Company is organized and operated as three operating segments: the HHI segment, the Metaldyne segment and the Grede segment.

Segment information was as follows:

	Quarter Ended October 2, 2016
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Expenditures	Depreciation/ Amortization
	(In millions)
HHI	$204.7	1.9	39.5	12.9	19.8
Metaldyne	282.7	0.3	50.3	28.7	18.1
Grede	188.8	—	23.7	8.8	17.0
Elimination and other	—	(2.2)	—	0.8	0.1
Total	$676.2	—	113.5	51.2	55.0

	Quarter Ended September 27, 2015
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Expenditures	Depreciation/ Amortization
	(In millions)
HHI	$243.9	2.1	51.2	15.8	20.3
Metaldyne	282.4	0.3	48.5	21.0	19.2
Grede	220.3	0	29.1	15.7	17.4
Elimination and other	—	(2.5)	—	1.2	—
Total	$746.6	—	128.8	53.7	56.9

	Nine Months Ended October 2, 2016
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Expenditures	Depreciation/ Amortization
	(In millions)
HHI	$645.4	6.3	126.3	47.4	58.1
Metaldyne	903.2	1.1	172.3	70.8	55.5
Grede	595.5	0.2	87.8	26.0	51.8
Elimination and other	—	(7.6)	—	1.2	0.2
Total	$2,144.1	—	386.4	145.4	165.6

	Nine Months Ended September 27, 2015
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Expenditures	Depreciation/ Amortization
	(In millions)
HHI	$750.1	6.6	157.3	52.4	58.7
Metaldyne	860.8	0.9	152.0	59.2	58.7
Grede	701.1	0.2	105.7	55.8	54.7
Elimination and other	—	(7.7)	—	1.3	—
Total	$2,312.0	—	415.0	168.7	172.1

Elimination and other above reflects the elimination of intercompany sales.

The reconciliation from the Company’s income before tax to Adjusted EBITDA was as follows:

	Quarter Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(In millions)
Income before tax	$22.5	37.1	$107.4	145.3
Interest expense, net	25.7	26.0	78.1	80.5
Depreciation and amortization	55.0	56.9	165.6	172.1
Loss (gain) on foreign currency	2.6	(2.8)	8.8	(11.7)
Loss on fixed assets	1.4	1.5	2.6	1.9
Loss on debt extinguishment	—	—	—	0.4
Debt transaction expenses	—	—	—	1.7
Stock-based compensation	4.4	7.9	12.6	15.4
Non-recurring acquisition and purchase accounting items	(1.4)	1.3	2.0	1.4
Non-recurring operational items	3.3	0.9	9.3	8.0
Adjusted EBITDA	$113.5	128.8	$386.4	415.0

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

Unaudited Condensed Consolidating Balance Sheet

October 2, 2016

(In millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	14.8	29.3	107.0	—	151.1
Receivables, net:
Trade	—	—	289.6	90.4	(1.1)	378.9
Other	—	—	83.3	20.6	(68.8)	35.1
Total receivables, net	—	—	372.9	111.0	(69.9)	414.0
Inventories	—	—	128.2	45.6	—	173.8
Prepaid expenses	—	2.1	9.0	3.0	—	14.1
Other assets	—	—	13.9	14.2	—	28.1
Total current assets	—	16.9	553.3	280.8	(69.9)	781.1
Property and equipment, net	—	2.9	567.0	248.5	—	818.4
Goodwill	—	—	673.2	234.5	—	907.7
Amortizable intangible assets, net	—	—	520.6	136.0	—	656.6
Deferred income taxes	11.4	—	—	5.7	(11.4)	5.7
Other assets	—	2.2	13.3	0.7	—	16.2
Intercompany receivables	108.4	1,715.7	—	0.2	(1,824.3)	—
Investment in subsidiaries	697.4	837.3	704.5	—	(2,239.2)	—
Total assets	$817.2	2,575.0	3,031.9	906.4	(4,144.8)	3,185.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	0.4	177.8	95.6	(28.4)	245.4
Accrued compensation	—	0.9	37.4	14.6	—	52.9
Accrued liabilities	1.0	30.1	29.1	59.4	(40.8)	78.8
Short-term debt	—	—	—	1.1	(0.7)	0.4
Current maturities, long-term debt and capital lease obligations	—	13.3	—	0.1	—	13.4
Total current liabilities	1.0	44.7	244.3	170.8	(69.9)	390.9
Long-term debt, less current maturities	—	1,827.2	—	—	—	1,827.2
Capital lease obligations	—	—	22.7	—	—	22.7
Deferred income taxes	—	5.0	203.4	8.1	(11.4)	205.1
Other long-term liabilities	—	0.7	26.8	25.3	—	52.8
Intercompany payables	132.5	—	1,697.4	(5.6)	(1,824.3)	—
Total liabilities	133.5	1,877.6	2,194.6	198.6	(1,905.6)	2,498.7
Stockholders’ equity:
Total equity attributable to stockholders	683.7	697.4	837.3	704.5	(2,239.2)	683.7
Noncontrolling interest	—	—	—	3.3	—	3.3
Total stockholders’ equity	683.7	697.4	837.3	707.8	(2,239.2)	687.0
Total liabilities and stockholders’ equity	$817.2	2,575.0	3,031.9	906.4	(4,144.8)	3,185.7

Unaudited Condensed Consolidating Balance Sheet

December 31, 2015

(In millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	50.5	10.8	106.9	—	168.2
Receivables, net:
Trade	—	—	242.4	67.7	(1.0)	309.1
Other	0.1	—	70.9	19.8	(55.4)	35.4
Total receivables, net	0.1	—	313.3	87.5	(56.4)	344.5
Inventories	—	—	139.1	47.7	—	186.8
Prepaid expenses	—	3.2	7.4	4.4	—	15.0
Other assets	5.3	—	8.6	7.6	—	21.5
Total current assets	5.4	53.7	479.2	254.1	(56.4)	736.0
Property and equipment, net	—	2.0	546.3	237.7	—	786.0
Goodwill	—	—	673.2	234.5	—	907.7
Amortizable intangible assets, net	—	—	561.7	147.2	—	708.9
Deferred income taxes	14.2	—	—	1.7	(14.2)	1.7
Other assets	—	2.8	14.2	0.3	—	17.3
Intercompany receivables	56.2	1,734.6	—	5.0	(1,795.8)	—
Investment in subsidiaries	619.0	695.9	673.8	—	(1,988.7)	—
Total assets	$694.8	2,489.0	2,948.4	880.5	(3,855.1)	3,157.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	1.0	165.7	105.0	(22.8)	248.9
Accrued compensation	—	4.4	38.5	12.3	—	55.2
Accrued liabilities	0.5	19.1	27.2	53.6	(33.6)	66.8
Short-term debt	—	—	—	0.7	—	0.7
Current maturities, long-term debt and capital lease obligations	—	13.2	1.1	0.2	—	14.5
Total current liabilities	0.5	37.7	232.5	171.8	(56.4)	386.1
Long-term debt, less current maturities	—	1,826.9	—	0.2	—	1,827.1
Capital lease obligations	—	—	22.5	—	—	22.5
Deferred income taxes	—	5.0	233.4	7.1	(14.2)	231.3
Other long-term liabilities	—	0.4	26.5	24.7	—	51.6
Intercompany payables	58.2	—	1,737.6	—	(1,795.8)	—
Total liabilities	58.7	1,870.0	2,252.5	203.8	(1,866.4)	2,518.6
Stockholders’ equity:
Total equity attributable to stockholders	636.1	619.0	695.9	673.8	(1,988.7)	636.1
Noncontrolling interest	—	—	—	2.9	—	2.9
Total stockholders’ equity	636.1	619.0	695.9	676.7	(1,988.7)	639.0
Total liabilities and stockholders’ equity	$694.8	2,489.0	2,948.4	880.5	(3,855.1)	3,157.6

Unaudited Condensed Consolidating Statements of Operations

(In millions)

Quarter Ended October 2, 2016	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	—	528.8	184.6	(37.2)	676.2
Cost of sales	—	—	450.4	156.6	(37.2)	569.8
Gross profit	—	—	78.4	28.0	—	106.4
Selling, general and administrative expenses	—	—	45.1	11.1	—	56.2
Operating income	—	—	33.3	16.9	—	50.2
Interest expense, net	—	24.5	(0.9)	2.1	—	25.7
Other, net	—	2.1	(3.2)	3.1	—	2.0
Other expense (income), net	—	26.6	(4.1)	5.2	—	27.7
Income (loss) before tax	—	(26.6)	37.4	11.7	—	22.5
Income tax expense (benefit)	—	(2.7)	0.6	5.2	—	3.1
Income (loss) before earnings from equity in subsidiaries	—	(23.9)	36.8	6.5	—	19.4
Earnings from equity in subsidiaries	19.3	43.2	6.4	—	(68.9)	—
Net income	19.3	19.3	43.2	6.5	(68.9)	19.4
Income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Net income attributable to stockholders	$19.3	19.3	43.2	6.4	(68.9)	19.3

Quarter Ended September 27, 2015	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	—	605.6	180.9	(39.9)	746.6
Cost of sales	—	—	507.7	152.6	(39.9)	620.4
Gross profit	—	—	97.9	28.3	—	126.2
Selling, general and administrative expenses	—	—	53.9	10.9	—	64.8
Operating income	—	—	44.0	17.4	—	61.4
Interest expense, net	—	24.8	(1.1)	2.3	—	26.0
Loss on debt extinguishment	—	—	—	—	—	-
Other, net	—	0.6	(2.3)	—	—	(1.7)
Other expense (income), net	—	25.4	(3.4)	2.3	—	24.3
Income (loss) before tax	—	(25.4)	47.4	15.1	—	37.1
Income tax expense (benefit)	—	(8.3)	12.8	4.3	—	8.8
Income (loss) before earnings from equity in subsidiaries	—	(17.1)	34.6	10.8	—	28.3
Earnings from equity in subsidiaries	28.2	45.3	10.7	—	(84.2)	—
Net income	28.2	28.2	45.3	10.8	(84.2)	28.3
Income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Net income attributable to stockholders	$28.2	28.2	45.3	10.7	(84.2)	28.2

 Unaudited Condensed Consolidating Statements of Operations (Continued)

(In millions)

Nine Months Ended October 2, 2016	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	—	1,682.5	571.9	(110.3)	2,144.1
Cost of sales	—	—	1,402.9	478.3	(110.3)	1,770.9
Gross profit	—	—	279.6	93.6	—	373.2
Selling, general and administrative expenses	—	—	143.1	33.9	—	177.0
Operating income	—	—	136.5	59.7	—	196.2
Interest expense, net	—	74.4	(2.7)	6.4	—	78.1
Other, net	—	7.7	(5.3)	8.3	—	10.7
Other expense (income), net	—	82.1	(8.0)	14.7	—	88.8
Income (loss) before tax	—	(82.1)	144.5	45.0	—	107.4
Income tax expense (benefit)	—	(19.2)	35.0	11.5	—	27.3
Income (loss) before earnings from equity in subsidiaries	—	(62.9)	109.5	33.5	—	80.1
Earnings from equity in subsidiaries	79.7	142.6	33.1	—	(255.4)	—
Net income	79.7	79.7	142.6	33.5	(255.4)	80.1
Income attributable to noncontrolling interest	—	—	—	0.4	—	0.4
Net income attributable to stockholders	$79.7	79.7	142.6	33.1	(255.4)	79.7

Nine Months Ended September 27, 2015	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	—	1,856.9	555.6	(100.5)	2,312.0
Cost of sales	—	—	1,549.5	466.2	(100.5)	1,915.2
Gross profit	—	—	307.4	89.4	—	396.8
Selling, general and administrative expenses	—	—	146.1	32.7	—	178.8
Operating income	—	—	161.3	56.7	—	218.0
Interest expense, net	—	76.5	(3.2)	7.2	—	80.5
Loss on debt extinguishment	—	0.4	—	—	—	0.4
Other, net	—	(1.8)	(7.0)	0.6	—	(8.2)
Other expense (income), net	—	75.1	(10.2)	7.8	—	72.7
Income (loss) before tax	—	(75.1)	171.5	48.9	—	145.3
Income tax expense (benefit)	—	(24.3)	50.0	14.6	—	40.3
Income (loss) before earnings from equity in subsidiaries	—	(50.8)	121.5	34.3	—	105.0
Earnings from equity in subsidiaries	104.7	155.5	34.0	—	(294.2)	—
Net income	104.7	104.7	155.5	34.3	(294.2)	105.0
Income attributable to noncontrolling interest	—	—	—	0.3	—	0.3
Net income attributable to stockholders	$104.7	104.7	155.5	34.0	(294.2)	104.7

Unaudited Condensed Consolidating Statements of Comprehensive Income

(In millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Quarter Ended October 2, 2016
Net income	$19.3	19.3	43.2	6.5	(68.9)	19.4
Other comprehensive loss, net of tax:
Foreign currency translation	0.5	0.5	0.5	0.2	(1.2)	0.5
Comprehensive income	19.8	19.8	43.7	6.7	(70.1)	19.9
Less comprehensive income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Comprehensive income attributable to stockholders	$19.8	19.8	43.7	6.6	(70.1)	19.8
Quarter Ended September 27, 2015
Net income	$28.2	28.2	45.3	10.8	(84.2)	28.3
Other comprehensive loss, net of tax:						-
Foreign currency translation	(8.3)	(8.7)	(8.7)	(8.6)	26.0	(8.3)
Comprehensive income	19.9	19.5	36.6	2.2	(58.2)	20.0
Less comprehensive income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Comprehensive income attributable to stockholders	$19.9	19.5	36.6	2.1	(58.2)	19.9

Nine Months Ended October 2, 2016
Net income	$79.7	79.7	142.6	33.5	(255.4)	80.1
Other comprehensive loss, net of tax:
Foreign currency translation	(1.1)	(1.2)	(1.2)	(2.2)	4.6	(1.1)
Comprehensive income	78.6	78.5	141.4	31.3	(250.8)	79.0
Less comprehensive income attributable to noncontrolling interest	—	—	—	0.4	—	0.4
Comprehensive income attributable to stockholders	$78.6	78.5	141.4	30.9	(250.8)	78.6
Nine Months Ended September 27, 2015
Net income	$104.7	104.7	155.5	34.3	(294.2)	105.0
Other comprehensive loss, net of tax:
Foreign currency translation	(20.1)	(20.7)	(20.7)	(18.3)	59.7	(20.1)
Comprehensive income	84.6	84.0	134.8	16.0	(234.5)	84.9
Less comprehensive income attributable to noncontrolling interest	—	—	—	0.3	—	0.3
Comprehensive income attributable to stockholders	$84.6	84.0	134.8	15.7	(234.5)	84.6

Unaudited Condensed Consolidating Statements of Cash Flows

(In millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Nine Months Ended October 2, 2016
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$20.9	(43.2)	178.7	40.0	—	196.4
Cash flows from investing activities:
Capital expenditures	—	(1.3)	(104.8)	(39.3)	—	(145.4)
Proceeds from sale of fixed assets	—	—	0.1	0.1	—	0.2
Capitalized patent costs	—	—	(0.2)	—	—	(0.2)
Acquisition of business, net of cash acquired	—	—	(14.0)	—	—	(14.0)
Intercompany activity	22.2	18.8	—	—	(41.0)	—
Net cash provided by (used for) investing activities	22.2	17.5	(118.9)	(39.2)	(41.0)	(159.4)
Cash flows from financing activities:
Cash dividends	(18.7)	—	—	—	—	(18.7)
Proceeds from stock issuance	1.8	—	—	—	—	1.8
Purchases of treasury stock	(25.6)	—	—	—	—	(25.6)
Excess tax benefit on stock-based compensation	0.9	—	—	—	—	0.9
Cash settlement of equity awards	(1.5)	—	—	—	—	(1.5)
Payments on long-term debt	—	(10.0)	—	—	—	(10.0)
Other debt, net	—	—	(1.2)	(1)	—	(1.8)
Intercompany activity	—	—	(40.1)	(0.9)	41.0	—
Net cash used for financing activities	(43.1)	(10.0)	(41.3)	(1.5)	41.0	(54.9)
Effect of exchange rates on cash	—	—	—	0.8	—	0.80
Net increase (decrease) in cash and cash equivalents	$—	(35.7)	18.5	0.1	—	(17.1)
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	$—	50.5	10.8	106.9	—	168.2
Net increase (decrease) in cash and cash equivalents	—	(35.7)	18.5	0.1	—	(17.1)
Cash and cash equivalents, end of period	$—	14.8	29.3	107.0	—	151.1
Nine Months Ended September 27, 2015
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$15.1	(35.8)	176.1	56.2	—	211.6
Cash flows from investing activities:
Capital expenditures	—	(1.3)	(130.7)	(36.7)	—	(168.7)
Proceeds from sale of fixed assets	—	—	3.6	0.2	—	3.8
Capitalized patent costs	—	—	(0.3)	—	—	(0.3)
Intercompany activity	(4.2)	49.4	—	—	(45.2)	—
Net cash provided by (used for) investing activities	(4.2)	48.1	(127.4)	(36.5)	(45.2)	(165.2)
Cash flows from financing activities:
Cash dividends	(12.1)	—	—	—	—	(12.1)
Stock-based compensation activity, net	3.6	—	—	—	—	3.6
Borrowings of revolving lines of credit	—	14.3	—	—	—	14.3
Payments of revolving lines of credit	—	(14.3)	(0.3)	—	—	(14.6)
Proceeds of long-term debt	—	1,326.6	—	—	—	1,326.6
Payments on long-term debt	—	(1,385.0)	(0.2)	—	—	(1,385.2)
Payment of debt issue costs	—	(0.1)	—	—	—	(0.1)
Other debt, net	—	—	(2.2)	0.3	—	(1.9)
Payment of offering related costs	(0.1)	—	—	—	—	(0.1)
Intercompany activity	—	—	(44.7)	(0.5)	45.2	—
Net cash used for financing activities	(8.6)	(58.5)	(47.4)	(0.2)	45.2	(69.5)
Effect of exchange rates on cash	—	—	—	(8.8)	—	(8.8)
Net increase (decrease) in cash and cash equivalents	$2.3	(46.2)	1.3	10.7	—	(31.9)
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	$—	52.3	3.2	101.0	—	156.5
Net increase (decrease) in cash and cash equivalents	2.3	(46.2)	1.3	10.7	—	(31.9)
Cash and cash equivalents, end of period	$2.3	6.1	4.5	111.7	—	124.6

(21) Subsequent Events

Dividend

On November 2, 2016, our board of directors declared a dividend of $0.0925 per share of common stock outstanding, payable on December 9, 2016 to stockholders of record as of November 18, 2016.

Definitive Merger Agreement

On November 3, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, American Axle & Manufacturing Holdings, Inc. (“American Axle”) and Alpha SPV I, Inc. (“Merger Sub”), a wholly owned subsidiary of American Axle, pursuant to which American Axle will acquire all of the outstanding equity of the Company for a purchase price of approximately $1.6 billion.

In accordance with and subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and continuing as a wholly-owned subsidiary of American Axle.  Upon consummation of the transactions contemplated by the Merger Agreement, each outstanding share of common stock, par value $0.001 per share, of the Company will automatically be converted into the right to receive (i) $13.50 per share in cash (without interest) and (ii) 0.5 shares of common stock, par value $0.01 per share, of American Axle.

The consummation of the Merger and the transactions contemplated by the Merger Agreement are subject to the satisfaction of customary closing conditions, including the receipt of certain required regulatory approvals, the approval of the Merger Agreement by the requisite vote of the Company’s stockholders and approval of the issuance of shares of common stock of American Axle to the Company’s stockholders in the Merger by the requisite vote of American Axle’s stockholders.

Suspension of Share Repurchase Program

On November 3, 2016 the Company suspended its Share Repurchase Program.  As of November 3, 2016, cumulative shares repurchased totaled 1,898,261 shares at an average purchase price per share of $15.56.

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

Results of Operations

Quarter Ended October 2, 2016 compared to Quarter Ended September 27, 2015

The following table sets forth our statement of operations for the periods presented.

	Quarter Ended
	October 2, 2016	September 27, 2015
	(In millions)
Net sales	$676.2	746.6
Cost of sales	569.8	620.4
Gross profit	106.4	126.2
Selling, general and administrative expenses	56.2	64.8
Operating income	50.2	61.4
Interest expense, net	25.7	26.0
Loss on debt extinguishment	—	—
Other, net	2.0	(1.7)
Income before taxes	22.5	37.1
Income tax expense	3.1	8.8
Net income	19.4	28.3
Income attributable to noncontrolling interests	0.1	0.1
Net income attributable to stockholders	$19.3	28.2

Net Sales

Net sales were $676.2 million for the quarter ended October 2, 2016, as compared to $746.6 million for the quarter ended September 27, 2015, a decrease of $70.4 million. The decrease was primarily driven by an industrial and commercial sales decline of approximately $28 million, a decrease of approximately $21 million from the scheduled attrition of wheel bearing programs, a decrease in light vehicle sales of approximately $12 million, lower raw material surcharge pass-through of approximately $7 million, and net price decreases of approximately $4 million, partially offset by $4 million of additional sales from the acquisition of Brillion Iron Works, Inc. on September 2, 2016 (the “Brillion Acquisition”).

The following table sets forth our net sales by segment for the quarters ended October 2, 2016 and September 27, 2015:

	Quarter Ended
	October 2, 2016	September 27, 2015	Increase (Decrease)	Percent Change
	(In millions)
HHI segment	$204.7	243.9	(39.2)	(16.1)%
Metaldyne segment	282.7	282.4	0.3	0.1%
Grede segment	188.8	220.3	(31.5)	(14.3)%
Total	$676.2	746.6	(70.4)

The decrease in HHI net sales was primarily attributable to scheduled attrition of wheel bearing programs of approximately $21 million, a decrease in certain light vehicle platform volumes of approximately $12 million, lower raw material surcharge pass-through of approximately $3 million, and net price decreases of approximately $1 million.

The slight increase in Metaldyne net sales was primarily attributable to increased light vehicle volumes of approximately $5 million, partially offset by net price decreases of approximately $2 million and lower raw material surcharge pass-through of approximately $2 million.

The decrease in Grede net sales was primarily attributable to the decrease in industrial and commercial volumes of approximately $28 million, a decrease in light vehicle volumes of approximately $5 million, lower raw material surcharge pass-

through of approximately $2 million, and net price reductions of approximately $1 million, partially offset by $4 million additional sales from Brillion acquisition in September 2016.

Cost of Sales

Cost of sales was $569.8 million for the quarter ended October 2, 2016, as compared to $620.4 million for the quarter ended September 27, 2015, a decrease of $50.6 million. This decrease was primarily driven by lower volumes in industrial, commercial and light vehicles, scheduled attrition of wheel bearing programs of approximately $11 million, the lower raw material surcharge costs of approximately $7 million, net manufacturing cost reductions, and lower depreciation.

The following table sets forth our cost of sales by segment for the quarters ended October 2, 2016 and September 27, 2015:

	Quarter Ended
	October 2, 2016	September 27, 2015	Increase (Decrease)	Percent Change
		(In millions)
HHI segment	$172.0	199.7	(27.7)	(13.9)%
Metaldyne segment	234.2	237.5	(3.3)	(1.4)%
Grede segment	163.6	183.2	(19.6)	(10.7)%
Total	$569.8	620.4	(50.6)

The decrease in HHI cost of sales was primarily due to an $11 million decrease in manufacturing costs from the scheduled attrition of wheel bearing programs, lower volumes in light vehicle production, and lower raw material surcharge costs of approximately $3 million.

The decrease in Metaldyne cost of sales was primarily attributable to foreign currency movements, lower raw material surcharge costs, and net manufacturing costs reductions.

The decrease in Grede cost of sales was primarily attributable to lower volume of approximately $16 million, lower raw material surcharge costs of approximately $2 million, and net manufacturing cost reductions.

Gross Profit

Gross profit was $106.4 million for the quarter ended October 2, 2016, as compared to $126.2 million for the quarter ended September 27, 2015, a decrease of $19.8 million. The decrease was primarily driven by the factors discussed above.

The following table sets forth our gross profit by segment for the quarters ended October 2, 2016 and September 27, 2015:

	Quarter Ended
	October 2, 2016	September 27, 2015	Increase (Decrease)	Percent Change
		(In millions)
HHI segment	$32.7	44.2	(11.5)	(26.0)%
Metaldyne segment	48.5	44.9	3.6	8.0%
Grede segment	25.2	37.1	(11.9)	(32.1)%
Total	$106.4	126.2	(19.8)

Operating Income

Operating income was $50.2 million for the quarter ended October 2, 2016, as compared to $61.4 million for the quarter ended September 27, 2015, a decrease of $11.2 million. This decrease was primarily driven by the impact of lower gross profit of $19.8 million described above, partially offset by a $8.6 million decrease in selling, general, and administrative expenses.   The decrease in selling, general, and administrative expenses was primarily due to lower professional fees, lower employee related costs and lower stock-based compensation.

The following table sets forth our operating income by segment for the quarters ended October 2, 2016 and September 27, 2015:

	Quarter Ended
	October 2, 2016	September 27, 2015	Increase (Decrease)	Percent Change
		(In millions)
HHI segment	$17.1	24.9	(7.8)	(31.3)%
Metaldyne segment	31.1	26.6	4.5	16.9%
Grede segment	2.0	9.9	(7.9)	(79.8)%
Total	$50.2	61.4	(11.2)

The decrease in HHI operating income was primarily attributable to the decrease in gross profit, partially offset by lower selling, general and administrative expenses.

The increase in Metaldyne operating income was primarily attributable to the increase in gross profit.

The decrease in Grede operating income was primarily attributable to the decrease in gross profit, partially offset by lower selling, general and administrative expenses.

Interest Expense, Net

Interest expense, net was $25.7 million for the quarter ended October 2, 2016, as compared to $26.0 million for the quarter ended September 27, 2015, a decrease of $0.3 million. The decrease in interest expense, net reflected lower average outstanding borrowings due to the pay down of long-term debt in 2015.

Other, Net

Other, net reflected a loss of $2.0 million for the quarter ended October 2, 2016, as compared to income of $1.7 million for the quarter ended September 27, 2015, an unfavorable change of $3.7 million. The change in other, net compared to the prior period was primarily due to a $5.6 million unfavorable change in gain or loss on foreign currency transactions, partially offset by a gain on bargain purchase of $1.0 million associated with the Brillion Acquisition.

Income Taxes

The income tax provision for the quarter ended October 2, 2016 and September 27, 2015 was $3.1 million and $8.8 million, respectively. The $5.7 million decrease was primarily attributable to a reduction in income before tax and a favorable geographic income mix during 2016 as compared with 2015, partially offset by the impact of discrete tax items. Our effective tax rate for the quarter ended October 2, 2016 and September 27, 2015 was 13.6% and 23.7%, respectively.

Net Income Attributable to Stockholders

Net income attributable to stockholders was $19.3 million, or 2.9% of net sales for the quarter ended October 2, 2016, as compared to $28.2 million, or 3.8% of net sales for the quarter ended September 27, 2015, a decrease of $8.9 million. The decrease was primarily attributable to the factors discussed above.

Adjusted EBITDA

Management’s assessment of performance includes an evaluation of Adjusted EBITDA. The following table sets forth Adjusted EBITDA by segment.

	Quarter Ended
	October 2, 2016	September 27, 2015
	(In millions)
Adjusted EBITDA
HHI segment	$39.5	51.2
Metaldyne segment	50.3	48.5
Grede segment	23.7	29.1
Total	$113.5	128.8

The following table sets forth the reconciliation between Adjusted EBITDA and income before tax, the most directly comparable GAAP measure:

	Quarter Ended
	October 2, 2016	September 27, 2015
	(In millions)
Income before tax	$22.5	37.1
Interest expense, net	25.7	26.0
Depreciation and amortization	55.0	56.9
Loss (gain) on foreign currency	2.6	(2.8)
Loss on fixed assets	1.4	1.5
Stock-based compensation	4.4	7.9
Non-recurring acquisition and purchase accounting items	(1.4)	1.3
Non-recurring operational items	3.3	0.9
Adjusted EBITDA	$113.5	128.8

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

Nine Months Ended October 2, 2016 compared to Nine Months Ended September 27, 2015

The following table sets forth our statement of operations for the periods presented.

	Nine Months Ended
	October 2, 2016	September 27, 2015
	(In millions)
Net sales	$2,144.1	2,312.0
Cost of sales	1,770.9	1,915.2
Gross profit	373.2	396.8
Selling, general and administrative expenses	177.0	178.8
Operating income	196.2	218.0
Interest expense, net	78.1	80.5
Loss on debt extinguishment	—	0.4
Other, net	10.7	(8.2)
Income before taxes	107.4	145.3
Income tax provision	27.3	40.3
Net income	80.1	105.0
Income attributable to noncontrolling interests	0.4	0.3
Net income attributable to stockholders	$79.7	104.7

Net Sales

Net sales were $2,144.1 million for the nine months ended October 2, 2016, as compared to $2,312.0 million for the nine months ended September 27, 2015, a decrease of $167.9 million. The decrease was primarily driven by a decrease in industrial and commercial sales of approximately $76 million, the scheduled attrition of wheel bearing programs of $58 million, the impact of lower raw material surcharge pass-through of approximately $58 million, net price decreases of approximately $18 million, and unfavorable foreign currency movements of approximately $4 million, partially offset by an increase of $52 million from increased light vehicle volumes and approximately $4 million of additional sales due to the Brillion Acquisition in September 2016.

The following table sets forth our net sales by segment for the nine months ended October 2, 2016 and September 27, 2015:

	Nine Months Ended
	October 2, 2016	September 27, 2015	Increase (Decrease)	Percent Change
	(In millions)
HHI segment	$645.4	750.1	(104.7)	(14.0)%
Metaldyne segment	903.2	860.8	42.4	4.9%
Grede segment	595.5	701.1	(105.6)	(15.1)%
Total	$2,144.1	2,312.0	(167.9)

The decrease in HHI net sales was primarily attributable to scheduled attrition of wheel bearing programs of approximately $58 million, lower raw material surcharge pass-through of approximately $26 million, and net price decreases of approximately $10 million and lower light vehicle volumes on certain platforms.

The increase in Metaldyne net sales was primarily attributable to increased light vehicle volumes of approximately $60 million, partially offset by lower raw material surcharge pass-through of approximately $9 million, unfavorable foreign currency movements of approximately $4 million, and net price decreases of approximately $5 million.

The decrease in Grede net sales was primarily attributable to the decrease in industrial and commercial volumes of approximately $76 million, lower raw material surcharge pass-through of approximately $23 million, and net price reductions of approximately $3 million and lower light vehicle volumes, partially offset by approximately $4 million of additional sales from the Brillion Acquisition in September 2016.

Cost of Sales

Cost of sales was $1,770.9 million for the nine months ended October 2, 2016, as compared to $1,915.2 million for the nine months ended September 27, 2015, a decrease of $144.3 million. This decrease was primarily driven by lower raw material surcharge costs of approximately $65 million, lower manufacturing costs from the scheduled attrition of wheel bearing programs of approximately $30 million, lower costs due to foreign currency exchange of approximately $7 million, net manufacturing cost reductions, lower depreciation, and lower industrial and commercial volumes, partially offset by increased costs from higher light vehicle volumes.

The following table sets forth our cost of sales by segment for the nine months ended October 2, 2016 and September 27, 2015:

	Nine Months Ended
	October 2, 2016	September 27, 2015	Increase (Decrease)	Percent Change
		(In millions)
HHI segment	$535.4	609.9	(74.5)	(12.2)%
Metaldyne segment	737.1	720.9	16.2	2.2%
Grede segment	498.4	584.4	(86.0)	(14.7)%
Total	$1,770.9	1,915.2	(144.3)

The decrease in HHI cost of sales was primarily due to lower raw material surcharge costs of approximately $34 million the scheduled attrition of wheel bearing programs, partially offset by higher net manufacturing costs due to unfavorable product mix.

The increase in Metaldyne cost of sales was primarily attributable to increased volumes of approximately $38 million, partially offset by lower raw material surcharge costs of approximately $8 million, favorable foreign currency movements of approximately $7 million, and net manufacturing cost reductions.

The decrease in Grede cost of sales was primarily attributable to lower volumes of approximately $51 million, lower raw material surcharge costs of approximately $23 million, and net manufacturing cost reductions.

Gross Profit

Gross profit was $373.2 million for the nine months ended October 2, 2016, as compared to $396.8 million for the nine months ended September 27, 2015, a decrease of $23.6 million. The decrease was primarily driven by the factors discussed above.

The following table sets forth our gross profit by segment for the nine months ended October 2, 2016 and September 27, 2015:

	Nine Months Ended
	October 2, 2016	September 27, 2015	Increase (Decrease)	Percent Change
		(In millions)
HHI segment	$110.0	140.2	(30.2)	(21.5)%
Metaldyne segment	166.1	139.9	26.2	18.7%
Grede segment	97.1	116.7	(19.6)	(16.8)%
Total	$373.2	396.8	(23.6)

Operating Income

Operating income was $196.2 million for the nine months ended October 2, 2016, as compared to $218.0 million for the nine months ended September 27, 2015, a decrease of $21.8 million. This decrease was primarily driven by the impact of lower gross profit of $23.6 million described above, partially offset by a $1.8 million decrease in selling, general, and administrative expenses.   The decrease in selling, general, and administrative expenses was primarily due to lower stock compensation expense.

The following table sets forth our operating income by segment for the nine months ended October 2, 2016 and September 27, 2015:

	Nine Months Ended
	October 2, 2016	September 27, 2015	Increase (Decrease)	Percent Change
		(In millions)
HHI segment	$61.3	89.4	(28.1)	(31.4)%
Metaldyne segment	110.4	87.4	23.0	26.3%
Grede segment	24.5	41.2	(16.7)	(40.5)%
Total	$196.2	218.0	(21.8)

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

The decrease in Grede operating income was primarily attributable to the decrease in gross profit, partially offset by lower selling, general and administrative expenses.

Interest Expense, Net

Interest expense, net was $78.1 million for the nine months ended October 2, 2016, as compared to $80.5 million for the nine months ended September 27, 2015, a decrease of $2.4 million. The decrease in interest expense, net reflected lower average outstanding borrowings due to the pay down of long-term debt and lower average interest rates due to the re-pricing of our term loan debt in May 2015.

Other, Net

Other, net reflected a loss of $10.7 million for the nine months ended October 2, 2016, as compared to income of $8.2 million for the nine months ended September 27, 2015, an unfavorable change of $18.9 million. The change in other, net compared to the prior period was primarily due to a $19.8 million unfavorable change in gain or loss on foreign currency transactions.  Approximately $11.1 million of the $19.8 million unfavorable change was attributable to the remeasurement of our Euro denominated Euro Term Loan.

Income Taxes

The income tax provision for the nine months ended October 2, 2016 and September 27, 2015 was $27.3 million and $40.3 million, respectively. The $13.0 million decrease was primarily attributable to a reduction in income before tax and a favorable geographic income mix in 2016 as compared to 2015, partially offset by discrete tax items. Income tax expense for the nine months ended October 2, 2016 includes a discrete net tax benefit of $2.4 million, primarily related to a favorable court ruling in Spain. Income tax expense for the nine months ended September 27, 2015 includes a discrete net tax benefit of $4.1 million, primarily relating to the enactment of Senate Bill 441 in the state of Indiana, eliminating the throwback rule for calculating state income tax expense. Our effective tax rate for the nine months ended October 2, 2016 and September 27, 2015 was 25.4% and 27.7%, respectively.

Net Income Attributable to Stockholders

Net income attributable to stockholders was $79.7 million, or 3.7% of net sales for the nine months ended October 2, 2016, as compared to $104.7 million, or 4.5% of net sales for the nine months ended September 27, 2015, a decrease of $25.0 million. The decrease was primarily attributable to the factors discussed above.

Adjusted EBITDA

Management’s assessment of performance includes an evaluation of Adjusted EBITDA. The following table sets forth Adjusted EBITDA by segment.

	Nine Months Ended
	October 2, 2016	September 27, 2015
	(In millions)
Adjusted EBITDA
HHI segment	$126.3	157.3
Metaldyne segment	172.3	152.0
Grede segment	87.8	105.7
Total	$386.4	415.0

The following table sets forth the reconciliation between Adjusted EBITDA and income before tax, the most directly comparable GAAP measure:

	Nine Months Ended
	October 2, 2016	September 27, 2015
	(In millions)
Income before tax	$107.4	145.3
Interest expense, net	78.1	80.5
Depreciation and amortization	165.6	172.1
Loss (gain) on foreign currency	8.8	(11.7)
Loss on fixed assets	2.6	1.9
Loss on debt extinguishment	—	0.4
Debt transaction expenses	—	1.7
Stock-based compensation	12.6	15.4
Non-recurring acquisition and purchase accounting items	2.0	1.4
Non-recurring operational items	9.3	8.0
Adjusted EBITDA	$386.4	415.0

Liquidity and Capital Resources

As of October 2, 2016, we had cash and cash equivalents of $151.1 million and total indebtedness, inclusive of capitalized lease obligations, of $1,863.7 million. We also have access to additional liquidity pursuant to the terms of our revolving credit facility. As of October 2, 2016, $236.8 million was available on our revolving credit facility after giving effect to letters of credit of $13.2 million.

During the nine months ended October 2, 2016, our board of directors declared and the Company paid the following dividends on shares of our common stock outstanding:

Date Declared	Date Paid	Dividend Per Share

February 24, 2016	April 26, 2016	$0.0900
May 4, 2016	June 21, 2016	0.0925
August 3, 2016	September 20, 2016	0.0925

On November 2, 2016, our board of directors declared a dividend of $0.0925 per share of common stock outstanding, payable on December 9, 2016 to stockholders of record as of November 18, 2016.

On February 24, 2016, our board of directors authorized a share repurchase program (the “Share Repurchase Program”).  The Share Repurchase Program, as amended on August 3, 2016, authorizes the Company to purchase shares of its common stock for an aggregate repurchase price not to exceed $35.0 million. Subject to applicable rules and regulations, the shares may be repurchased through open market purchases, privately negotiated transactions, or otherwise. The Share Repurchase Program expires in February 2017, and may be terminated or amended by the Company’s board of directors in its discretion at any time. As of October 2, 2016, the Company has repurchased 1,659,804 shares of its common stock at an average price per share of $15.55.

On November 3, 2016 the Company suspended its Share Repurchase Program.  As of November 3, 2016, cumulative shares repurchased totaled 1,898,261 shares at an average purchase price per share of $15.56.

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

As of October 2, 2016, $103.3 million of cash and cash equivalents were held by certain foreign subsidiaries whose earnings are reinvested indefinitely. We make this assertion based on the operational and investing needs of the foreign locations and our ability to fund our U.S. operations and obligations from domestic cash flow and capital resources. Based on this assertion, no provision has been made for U.S. income taxes, which would be assessed upon repatriation of the foreign earnings.

Cash Flows

The following tables provide a summary of cash flows from operating, investing and financing activities for the periods presented:

	Nine Months Ended
	October 2, 2016	September 27, 2015
	(In millions)
Cash flows provided by operating activities	$196.4	211.6
Cash flows used for investing activities	(159.4)	(165.2)
Cash flows used for financing activities	(54.9)	(69.5)
Effect of exchange rates	0.8	(8.8)
Net increase (decrease) in cash and cash equivalents	$(17.1)	(31.9)

For the nine months ended October 2, 2016, cash flows from operating activities reflected results of operations exclusive of non-cash income and expenses, primarily depreciation and amortization, deferred income taxes, foreign currency adjustment, and stock-

based compensation, offset by a net increase in working capital. For the nine months ended September 27, 2015, cash flows from operating activities reflected results of operations exclusive of non-cash income and expenses, primarily depreciation and amortization, and stock-based compensation expense, offset by a net increase in working capital.

For the nine months ended October 2, 2016 cash flows from investing activities primarily reflected capital expenditures of $145.4 million and $14.0 million for the acquisition of Brillion Iron Works, Inc. on September 2, 2016.  For the nine months ended September 27, 2015, cash flows from investing activities primarily reflected capital expenditures of $168.7 million.

For the nine months ended October 2, 2016, the cash flows from financing activities primarily reflected $25.6 million in purchases of treasury stock, $18.7 million of dividends paid to common stockholders, and $11.8 million in repayments of long-term and other debt. For nine months ended September 27, 2015, cash flows from financing activities primarily reflected the re-pricing of our term loan in May 2015, which resulted in a full repayment of our previous term loan and the borrowing of our current U.S. Dollar and Euro term loans. Also reflected in cash flows from financing activities were a $45.0 million prepayment made on the U.S. Dollar term loan, a $10.0 million dollar prepayment made on our previous term loan, and a $12.1 million dividend paid to common stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A—Quantitative and Qualitative Analysis of Market Risk,” in our 2015 Annual Report on Form 10-K filed on February 29, 2016.

The Euro Term Loan is subject to transaction gains and losses each period.  The following table sets forth a sensitivity analysis of the effect a hypothetical change in the Euro to U.S. dollar exchange rate would have on the carrying value of our Euro denominated debt as of October 2, 2016:

Change in exchange rate:	10% increase in U.S. dollar to Euro exchange rate	10% decrease in U.S. dollar to Euro exchange rate
	(In millions)
Resulting change in carrying value of Euro denominated debt	$(24.9)	24.9

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

As of October 2, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(e) under the Exchange Act, during the quarter ended October 2, 2016.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 16, “Commitments and Contingencies” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”

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

Metaldyne Performance Group Inc.

/s/ George Thanopoulos	Chief Executive Officer	November 3, 2016
George Thanopoulos	(Principal Executive Officer)

/s/ Mark Blaufuss	Chief Financial Officer	November 3, 2016
Mark Blaufuss	(Principal Financial Officer)