Form 10-K
period 2016-12-31
Metaldyne Performance Group Inc.
filed 2017-03-06
CIK 1616817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant on July 1, 2016 (the last business day of the most recently completed second fiscal quarter) was approximately $202.0 million; computed by reference to the closing sale price as reported on the New York Stock Exchange on such date.

As of March 2, 2017, the registrant had 67,923,410 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be included in Part III of this Annual Report on Form 10-K will be provided in accordance with Instruction G(3) to Form 10-K no later than May 1, 2017.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“10-K”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (the “SEC”), including the documents incorporated herein by reference, in materials delivered to stockholders, and in press releases. In addition, our officers and representatives may from time to time make oral forward-looking statements.

All statements other than statements of historical fact or relating to present facts or current conditions included in this 10-K are forward-looking statements. Forward-looking statements give our current beliefs, expectations and assumptions relating to our financial condition, results of operations, plans, projections, objectives, strategies, anticipated events and trends, future performance, and business, the economy and other future conditions. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “will,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “could,” “can have,” “likely,” “goal,” “seek,” “strategy,” “future,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Examples of forward-looking statements include, among others, statements we make regarding:

•	Guidance relating to fiscal year 2017 (or beyond);
•	Expected operating results, such as revenue growth and earnings;
•	Anticipated levels of capital expenditures for fiscal year 2017 or beyond;
•	Current or future volatility in the credit markets and future market conditions;
•	Our belief that we have sufficient liquidity to fund our business operations during the next 12-15 months;
•	Expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities and governmental and regulatory investigations and proceedings;
•	Strategy for customer retention, growth, product development, market position, financial results and reserves; and
•	Strategy for risk management.

The forward-looking statements contained in this 10-K are based on assumptions that we have made.  As you read and consider this 10-K, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control), and assumptions and you should not rely on any of these forward-looking statements.  Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors are difficult to predict and could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including may factors that are outside of our control. We believe these factors include, but are not limited to, those described under or incorporated in “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

Any forward-looking statement made by us in this 10-K is based only on information currently available to us and speaks only as of the date on which we make it. Factors or events that could cause our actual operating and financial performance to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

AVAILABLE INFORMATION

Through its website (www.mpgdriven.com), the Company will make available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports, and other filings with the SEC, as soon as reasonably practicable after they are filed or furnished. The Company also makes the following documents available on its website: the Audit Committee Charter; the Compensation Committee Charter; the Nominating and Corporate Governance Committee Charter; the Company’s Corporate Governance Guidelines; the Company’s Code of Business Conduct and Ethics; and the Company’s Related Party Transaction, Insider Trading, Whistleblower, Environmental, and Safety & Health policies. Copies of these posted materials are also available in print, free of charge, to any stockholder upon request from: MPG Investor Relations, One Towne Square, Suite 550, Southfield, MI, or via telephone in the U.S. at (248) 727-1829, or e-mail at investors@mpgdriven.com. The inclusion of our website address in this report is an inactive textual reference only and is not intended to include or incorporate by reference the information on our website into this 10-K. The public may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains our reports, proxy and information statements, and other information about the Company on its website (www.sec.gov).

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

This 10-K presents HHI as the predecessor to MPG for financial reporting purposes. The period prior to October 6, 2012 is referred to as the Predecessor Period and the periods from October 6, 2012 to December 31, 2016 are referred to as the Successor Period. The Combination has been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests, and, as such, the bases of accounting of HHI, Metaldyne and Grede were carried over to MPG. These consolidated financial statements reflect the retrospective application of MPG’s capital structure and consolidated presentation of the Combination for the Successor Period. Our historical capital structure has been retroactively adjusted to reflect our post-Combination capital structure for the Successor Period.

Merger Agreement

On November 3, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with American Axle & Manufacturing Holdings, Inc., a Delaware corporation (“AAM”) and Alpha SPV I, Inc., a Delaware corporation and wholly owned subsidiary of AAM (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the “AAM Merger”) with the Company surviving the AAM Merger as a wholly owned subsidiary of AAM.  The Merger Agreement and the transactions contemplated thereby have been approved and adopted by the boards of directors of both AAM and the Company. The Merger Agreement will be presented to the Company’s stockholders for adoption and approval as well as to AAM’s stockholders to approve the issuance of shares of AAM common stock to the Company’s stockholders in the AAM Merger (the “AAM Share Issuance”), and such stockholder approvals are currently expected during the first half of 2017.

At the effective time of the AAM Merger, each share of our common stock issued and outstanding (other than any shares of our common stock held by AAM, Merger Sub or any other wholly owned subsidiary of AAM, treasury shares held by us and shares owned by stockholders who have properly made and not withdrawn a demand for appraisal rights under Delaware law) will be converted into the right to receive $13.50 in cash, without interest and 0.5 share of AAM common stock (the “Merger Consideration”).  In addition, immediately prior to the effective time of the AAM Merger, all then-outstanding unvested Company restricted stock awards, restricted stock units and stock options will be accelerated in full and, upon completion of the AAM Merger (i) all then-outstanding Company restricted stock awards and restricted stock units will be converted into the right to receive the Merger Consideration, and (ii) all then-outstanding Company stock options will be converted into the right to receive an amount in cash equal to the Merger Consideration, less the exercise price of such options.  The consummation of the AAM Merger remains subject to the receipt of Mexican antitrust approval, stockholder approvals and the satisfaction of other customary closing conditions.  The transaction is expected to close in the first half of 2017.  If completed, the AAM Merger will result in the Company becoming a wholly owned subsidiary of AAM and our shares will no longer be listed on any public market.

Additional information about the AAM Merger and the Merger Agreement, including circumstances under which the Merger Agreement can be terminated and the ramifications of such termination, as well as other terms and conditions, is set forth in our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2016 (the “Transaction 8-K”).  In addition, as described in the Transaction 8-K, in connection with the transactions contemplated by the Merger Agreement, an affiliate of American Securities entered into a voting agreement with AAM whereby it agreed to vote a portion of its shares of our common stock in favor of the adoption of the Merger Agreement at our stockholders’ meeting and the remainder of its shares proportionately with our other stockholders.

Certain Terms

We use the following industry terms in this 10-K describing our business, our products, and how they are organized and sourced in our industry:

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

Contribution to our net sales by vehicle application follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Driveline	21%	21%	19%
Engine	27	25	28
Transmission	24	22	23
Safety-Critical	14	17	17
Other Specialty Products	14	15	13
	100%	100%	100%

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

Customer Dependence

We depend on major vehicle OEMs for our sales. For the year ended December 31, 2016, Ford Motor Company (“Ford”), General Motors Company (“GM”), and Fiat Chrysler Automobiles (“FCA”) accounted for approximately 25%, 21%, and 14% of our end-customer sales, respectively. Other significant customers include Daimler AG (“Daimler”), Toyota Motor Corporation (“Toyota”), and Honda Motor Company (“Honda”), which together accounted for approximately 9% of our end-customer sales for the year ended December 31, 2016.

Suppliers and Raw Materials

We procure our raw materials from a variety of suppliers for use in our manufacturing processes. In 2016, our top ten suppliers constituted less than 35% of our purchases. Based on available quality and supply, we seek to obtain materials in the region in which our products are manufactured in order to minimize transportation and other costs. The primary raw materials used to produce the majority of our products are steel scrap, steel bar, pig iron, aluminum, copper, molybdenum, and other metallic materials. We believe our principal suppliers have steel making capabilities and capacity to support our customers’ specifications and volume expectations. We typically source raw materials or components from single suppliers. Although we are generally able to substitute suppliers for raw materials and components without material short-term costs, in some cases, it could be difficult and expensive for us to change suppliers and may require customer approval.

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

Backlog

Incremental business backlog, which we measure as anticipated net product sales from incremental business for the next four years, net of Programs being phased out and any contractual pricing changes, was approximately $443 million as of December 31, 2016. We are typically awarded Programs one to three years prior to the start of production on new and replacement business which ramp up over time. Due to the timing of the OEM sourcing cycle, our anticipated net product sales were measured based on contracts to be fulfilled during 2017 through 2020. Our estimate of anticipated net product sales includes formally awarded new Programs, Programs which we believe are highly probable of being awarded to us, and expected volume and pricing changes on existing Programs. Our estimate may be impacted by various assumptions including vehicle production levels on new and replacement Programs, customer price reductions, scrap prices, material price indices, currency exchange rates and the timing of Program launches. Therefore, this anticipated net product sales information could differ significantly from actual firm orders or firm commitments, and awards of business do not represent guarantees of production volumes or revenues.

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

The following table lists our primary competitors for components we produce using our manufacturing technologies and value-added processes:

Portfolio of Manufacturing Technologies and Value-Added Processes	Primary Competitors
Advanced Machining and Assembly	BorgWarner, GKN, Linamar, and Magna
Aluminum Die Casting	Aisin, Dongnam Precision, and Ryobi
Cold and Warm Forging	American Axle, Hirshvogel, Linamar, and Sona BLW
Hot Forging	American Axle, Amtek, Linamar, and Hirshvogel
Iron Casting	Metal Technologies, Inc., Neenah Enterprises, and Waupaca
Powder Metal Forming	GKN, Mahle, and Miba
Rubber and Viscous Dampening Assemblies	Knorr Bremse, Vibracoustic, and Winkelmann

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

Employees

As of December 31, 2016, we employed approximately 12,000 employees in 13 countries. As of December 31, 2016, approximately 45% of our employees were employed under the terms of collective bargaining agreements with industrial trade unions or employed under international workers’ councils.

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

Risks Relating to the AAM Merger

The proposed AAM Merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, which could have a material adverse effect on our business, results of operations and/or our stock price.

The proposed AAM Merger remains subject to various closing conditions, including adoption of the Merger Agreement by the stockholders of the Company, approval of the AAM Share Issuance by the stockholders of AAM and the receipt of Mexican antitrust approval, among other customary closing conditions.  It is possible that the stockholders of either the Company or AAM do not approve the relevant proposals at their respective stockholder meetings, or that a government entity may prohibit, delay or refuse to grant approval for the consummation of the AAM Merger.  If any condition to the closing of the AAM Merger is not satisfied or, if permissible, waived, the AAM Merger will not be completed.  In addition, satisfying the conditions to the closing of the AAM Merger may take longer than we expect.  There can be no assurance that any of the remaining conditions to closing will be satisfied or, if permissible, waived or that other events will not intervene to delay or result in the failure to consummate the AAM Merger.

Any delay in completing the AAM Merger or the failure to complete the AAM Merger may adversely affect our business or results of operations, may adversely affect the benefits the Company’s stockholders expect to receive from the AAM Merger, or may negatively affect the price of our common stock or the price of the AAM common stock our stockholders may receive in the AAM Merger.  Investor confidence could also decline.

Further, any delay in closing or a failure to close the AAM Merger could exacerbate any negative impact on our business and our relationships with our customers, suppliers, joint venture partners, other parties with which we maintain business relationships, or employees as described in the risk factors below, as well as negatively impact our ability to implement alternative business plans or pursue other strategic alternatives.

The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement could have a material adverse effect on us and our stock price.

As described in the above risk factor, we could experience certain adverse consequences related to the termination of the Merger Agreement and failure to consummate the AAM Merger.  Pursuant to the terms of the Merger Agreement, if the Merger Agreement is terminated under certain circumstances, a termination fee of approximately $50.9 million will be payable by us to AAM.  We may also be required to reimburse AAM for certain fees and expenses relating to the proposed AAM Merger up to $15.0 million under certain circumstances. If triggered, payment of the termination fee and reimbursement of expenses may negatively impact our results of operations, financial condition and cash flows, and such impact will be in addition to the potential risks and consequences described above related to the failure to consummate the AAM Merger.

A lawsuit has been filed against MPG and members of the MPG board of directors challenging the disclosures concerning the AAM Merger, and additional lawsuits may be filed; an adverse ruling in any of such lawsuits may prevent the AAM Merger from becoming effective within the expected timeframe.

MPG and members of the MPG board of directors are named as defendants in a purported class action lawsuit brought by and on behalf of MPG stockholders challenging the disclosures concerning the AAM Merger, seeking, among other things, to enjoin the stockholder vote on the AAM Merger at the special meeting of our stockholders to be held to, among other things, consider and vote on the adoption of the Merger Agreement and approval of the transactions contemplated thereby. If the plaintiffs are successful in obtaining an injunction, then such injunction may prevent the AAM Merger from becoming effective within the expected timeframe. If the completion of the AAM Merger is delayed, it could result in substantial costs to AAM and MPG. In addition, AAM and MPG could incur significant costs in connection with the lawsuit, including costs associated with the indemnification of MPG’s directors and officers. MPG and the members of the MPG board of directors believe that the claims asserted in this lawsuit are without merit.

Disruption of management’s attention from our ongoing business operations due to the proposed AAM Merger may adversely affect business and results of operations.

We have expended, and continue to expend, significant management resources in an effort to complete the AAM Merger.  Management’s attention may be diverted away from the day-to-day operations of our business and execution of our existing business plan in our efforts to complete the AAM Merger.  This diversion of management resources could disrupt operations and have an adverse effect on our operating results and business.

While the AAM Merger is pending, we will be subject to business uncertainties that could adversely affect our operating results and business generally.

Whether or not the AAM Merger is ultimately consummated, our business may be adversely affected as a result of the announcement of the AAM Merger and uncertainty relating to the proposed transaction, including the following:

•	Our employees may experience uncertainty about their future roles, which might adversely affect our ability to retain, hire and motivate key personnel and other employees; and
•

Customers, suppliers, joint venture partners and other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties, seek to alter their business relationships with us or fail to extend an existing relationship with us.

In addition, we may incur significant additional costs in order to maintain employee morale, retain key employees or continue business relationships. If, despite our efforts, key employees depart because of uncertainty or our business partners adversely alter their relationships with us, our business could be seriously harmed. Any delay in completing the AAM Merger may further increase such uncertainties and the adverse effects related thereto.

We have incurred and will continue to incur significant costs, fees and expenses in connection with the AAM Merger.

We have expended and will continue to expend significant costs, fees and expenses for professional services as well as transaction and integration costs in connection with the proposed AAM Merger.  These costs will impact our results of operations regardless of whether or not the AAM Merger is consummated.

The Merger Agreement restricts our conduct of business prior to completion of the AAM Merger and limits our ability to pursue alternative strategic options.

The Merger Agreement restricts us from taking certain actions without AAM’s consent while the AAM Merger is pending.  These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities or exercising our business strategy, making certain investments or acquisitions, selling assets, engaging in capital expenditures in excess of certain agreed limits, incurring certain indebtedness or making certain other changes to our business pending the closing of the AAM Merger.  These restrictions could have an adverse effect on our business, financial condition or results of operations.

In addition, subject to certain exceptions, the Merger Agreement prohibits us from soliciting or engaging in discussions with respect to certain alternative business combination transactions and, in certain circumstances, we will be required to pay a termination fee of approximately $50.9 million to AAM and to reimburse AAM’s transaction-related expenses in order to terminate the Merger Agreement and pursue such an alternative transaction. These provisions may discourage third parties from pursuing business opportunities with us and limit our ability to pursue opportunities that could result in greater value to our stockholders.

Because the exchange ratio in the AAM Merger is fixed and the market value of shares of AAM common stock may fluctuate, there can be no guarantee of the market value of the stock consideration the Company’s stockholders will receive in the AAM Merger.

The per share portion of Merger Consideration pursuant to the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, changes in the business, assets, liabilities, prospects, outlook, financial condition or results of operations of AAM or any change in the market price of, analyst estimates of, or projections relating to, our common stock or AAM common stock.  The market value of our common stock may vary significantly from the value of the per share portion of the Merger Consideration on the date the Merger Agreement was executed or at other later dates.  In addition, because the exchange ratio will not be adjusted, the market value of the shares of AAM common stock issued to the Company’s stockholders in the AAM Merger may be higher or lower than the values of those shares on the date of the Merger Agreement or at other later dates.

Neither the Company nor AAM is permitted to terminate the Merger Agreement solely because of changes in the market price of either party’s respective common stock.

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

We depend on major vehicle OEMs for our sales. Our financial results are closely correlated to production by Ford, GM, FCA, Daimler, Toyota, and Honda, given our higher sales to these customers. For the year ended December 31, 2016, end-customer sales attributed to these OEMs accounted for approximately 69% of our net sales. We may make fewer sales to these customers for a variety of reasons. The loss of any one of these customers or a significant decrease in business from one or more of these customers could harm our business, reduce our revenues and cash flows, and limit our ability to spread fixed costs over a larger sales base, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We currently depend on key machinery and tooling used to manufacture components for Powertrain and Safety-Critical systems. Our machinery and tooling are complex, cannot be easily replicated, and have a long lead-time to manufacture. If there is a breakdown in such machinery and tooling that we or our service providers are unable to repair in a timely fashion, or equipment manufacturers fail to timely deliver new equipment, obtaining replacement machinery or rebuilding tooling could involve significant delays and costs, and may not be available to us on reasonable terms. If we or our service providers are unable to repair our equipment or tooling, in some cases, it could take several months, or longer, for a supplier to begin providing machinery and tooling to specification. Any disruption of machinery and tooling supplies could result in lost or deferred sales and customer charges which could have a material adverse effect on our business, financial condition, and results of operations.

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

We believe that our strong operating margins and cash flow generation are the result of our strong customer relationships, innovative metal forming process technologies, broad product portfolio, and disciplined capital investment approach. There are many factors that could affect our ability to manage our cost structure that we are not able to control, including the need for unexpected significant capital expenditures and unexpected changes in commodity or component pricing that we are unable to pass on to our customers. As a result, we may be unable to manage our operations to profitably meet current and expected market demand. Additionally, we have substantial indebtedness of approximately $1,846.1 million as of December 31, 2016. Our inability to maintain our cost structure could adversely impact our operating margins and our results of operations.

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

We may continue to incur significant costs at our facility in Sandusky, Ohio.

During 2016, the Company announced the exit of its wheel bearing business in Sandusky, Ohio and the planned closure of the Sandusky facility by early 2017. The lease term of the Sandusky facility continues to 2033 at approximately $4 million per year in lease payments. We may be unsuccessful in renegotiating the Sandusky facility lease or we may need to make settlements or take other actions to terminate this lease and related obligations.

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

Approximately 45% of our employees are members of U.S. industrial trade unions working under the terms of collective bargaining agreements or employed under international workers’ councils. There can be no assurance that future negotiations with our labor unions will be resolved favorably or that we will not experience a work stoppage or other labor disruptions. Certain terms contained in existing collective bargaining agreements may reduce our flexibility, or result in increased labor costs, to close or repurpose our manufacturing facilities. In addition, there can be no assurance that future negotiations will not result in labor cost increases or other terms and conditions. Any of these occurrences could have a material adverse effect on our business, financial condition, and results of operations.

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

Key assumptions used to value our benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate, the expected long-term rate of return on pension assets, the health care cost trend rate and assumptions underlying actuarial methods. If the actual trends in these factors are less favorable than our assumptions, we may have to contribute cash to fund our obligations under these plans, thereby reducing the funds available to fund our operations, which could have a material adverse effect on our business, financial condition, and results of operations. As of December 31, 2016, the funded status of our pension plans was an obligation totaling $38.3 million.

Risks Related to the Global Nature of Our Company

We are subject to risks related to our global operations.

For the year ended December 31, 2016, 36% of our net sales were derived from sales to customers outside the United States. We have manufacturing facilities in Brazil, China, the Czech Republic, France, Germany, Mexico, South Korea, Spain, and the United Kingdom, and a joint venture in India, all of which accounted for 25% of our net sales for the same period. We also sell our products to customers in countries in which we do not have manufacturing facilities, such as Canada, Austria, Sweden, Hungary, and Italy. Our global operations are subject to various risks, including:

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

As of December 31, 2016, American Securities directly or indirectly held approximately 76% of the voting power of our outstanding common stock. As a result, American Securities is able to strongly influence the election of our directors and potentially control the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales, and other significant corporate transactions.

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

As of December 31, 2016, we had total indebtedness, net of unamortized discount and debt issuance costs, of $1,846.1 million, including $1,011.5 million and $233.3 million in aggregate principal amount of indebtedness under the USD Term Loan and Euro Term Loan, respectively, and $600.0 million aggregate principal amount of the Senior Notes.  As of December 31, 2016, we had an additional $236.8 million of borrowing capacity available under the Revolving Credit Facility after giving effect to $13.2 million of outstanding letters of credit. This high level of indebtedness could have significant negative consequences, including:

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

We are required to pay taxes in multiple jurisdictions. We determine the tax liability we are required to pay based on our interpretation of applicable tax laws and regulations in the jurisdictions in which we file. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. We may be subject to unfavorable changes, including retroactive changes, in the tax laws and regulations to which we are subject. We are subject to tax audits by governmental authorities in the United States and numerous non-U.S. jurisdictions, which are inherently uncertain. Changes in tax laws or regulations or the interpretation given to them may expose us to negative tax consequences, including interest payments and potential penalties, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We are headquartered in Southfield, Michigan in 25,000 square feet of leased offices. These offices are utilized for management offices as well as certain sales, human resources, legal, finance, and audit functions. Our manufacturing is conducted in 55 production facilities strategically located close to our customers’ operations in 11 countries throughout North and South America, Europe, and Asia. Our 61 worldwide locations also support sales, engineering, administrative, and distribution functions. Approximately 39 of our facilities are leased or subject to land leases. We believe that our facilities are suitable and adequate to meet our current and reasonably anticipated needs.

The table below highlights our principal locations across the world.

Region	Segment	Location	Primary Process Description
North America	Corporate	Southfield, MI	Headquarters / Administrative / Sales / Finance
	Grede	Bessemer, AL	Foam Pattern Molding
	Grede	Brewton, AL	Iron Casting
	Grede	Columbiana, AL	Iron Casting
	Grede	New Castle, IN	Iron Casting
	Grede	Kingsford, MI	Iron Casting
	Grede	St. Cloud, MN	Iron Casting
	Grede	Biscoe, NC	Iron Casting & Machining
	Grede	Browntown, WI	Iron Casting
	Grede	Menomonee Falls, WI	Machining
	Grede	Reedsburg, WI	Iron Casting
	Grede	Wauwatosa, WI	Iron Casting
	Grede	El Carmen, Mexico	Iron Casting
	HHI	Fort Smith, AR	Assembly & Distribution
	HHI	Fort Smith, AR	Assembly & Distribution
	HHI	Paris, AR	Machining & Assembly
	HHI	Subiaco, AR	Powder Metal & Machining
	HHI	Bolingbrook, IL	Machining & Assembly
	HHI	Chicago, IL	Forging
	HHI	Chicago, IL	Forging
	HHI	Naperville, IL	Assembly
	HHI	Columbus, IN	Forging
	HHI	Columbus, IN	Forging
	HHI	Remington, IN	Forging
	HHI	Coldwater, MI	Forging
	HHI	Fraser, MI	Forging & Machining
	HHI	Royal Oak, MI	Forging / Administrative / Finance
	HHI	Troy, MI	Forging
	HHI	Sandusky, OH	Machining & Assembly
	HHI	Aguascalientes, Mexico	Warehouse
	Metaldyne	Bluffton, IN	Machining & Assembly
	Metaldyne	Fremont, IN	Machining & Assembly
	Metaldyne	North Vernon, IN	Powder Metal & Machining
	Metaldyne	Litchfield, MI	Machining & Assembly
	Metaldyne	Plymouth, MI	Administrative / Sales / Finance / Engineering
	Metaldyne	Warren, MI	Tooling
	Metaldyne	Twinsburg, OH	Aluminum Die Casting
	Metaldyne	Ridgway, PA	Powder Metal & Machining
	Metaldyne	St. Marys, PA	Powder Metal & Machining
	Metaldyne	Ramos Arizpe, Mexico	Powder Metal & Machining
	Metaldyne	Ramos Arizpe, Mexico	Machining & Assembly

South America	Metaldyne	Indaiatuba, Brazil	Powder Metal & Machining

Europe	Metaldyne	Oslavany, Czech Republic	Machining & Assembly
	Metaldyne	Zbysov, Czech Republic	Machining & Assembly
	Metaldyne	Halifax, England	Machining & Assembly
	Metaldyne	Decines, France (Lyon #2)	Machining & Assembly
	Metaldyne	Lyon, France	Machining & Assembly
	Metaldyne	Dieburg, Germany	Sales / Engineering
	Metaldyne	Nurnberg, Germany	Machining & Assembly
	Metaldyne	Zell, Germany	Forging & Machining
	Metaldyne	Kopstal, Luxembourg	Administrative / Finance

Region	Segment	Location	Primary Process Description
	Metaldyne	Barcelona, Spain	Machining & Assembly
	Metaldyne	Barcelona, Spain	Machining & Assembly
	Metaldyne	Valencia, Spain	Powder Metal

Asia	HHI	Huzhou City, China (JV)	Forging
	Metaldyne	Suzhou, China	Powder Metal, Aluminum Die Casting, Machining & Assembly
	Metaldyne	Suzhou, China	Powder Metal, Aluminum Die Casting, Machining & Assembly
	Metaldyne	Jamshedpur, India (JV)	Machining & Assembly
	Metaldyne	Yokohama, Japan	Sales / Engineering
	Metaldyne	Pyeongtaek, South Korea	Machining & Assembly

ITEM 3.	LEGAL PROCEEDINGS

The Company’s subsidiary, Grede Wisconsin Subsidiaries LLC (“Grede Wisconsin”), is currently under investigation by the U.S. Department of Justice and the Environmental Protection Agency for alleged Clean Air Act violations and alleged obstruction of justice relating to the January 2012 removal of debris from the roof of a heat treat oven that was purported to contain asbestos at Grede Wisconsin’s now closed facility in Berlin, Wisconsin.  The United States Attorney, Eastern District of Wisconsin, indicated to our attorneys handling this matter that the government intends to imminently seek an indictment relating to this matter.   If an indictment is brought, the Company intends to defend against this matter.

On February 16, 2017, a purported class action complaint was filed in the United States District Court for the Eastern District of Michigan, captioned Stephen Bushansky v. Metaldyne Performance Group Inc., et al., Case No. 2:17-cv-10508-MAG-DRG. The complaint asserts claims for alleged violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and names the Company and the members of the Company’s board of directors as defendants.  The complaint alleges, among other things, that the defendants issued materially incomplete and misleading disclosures in the preliminary registration statement on Form S-4 relating to the AAM Merger.  The complaint seeks, among other things, injunctive relief and an award of attorneys’ fees. The Company and the members of the Company’s board of directors believe that the claims asserted in this lawsuit are without merit.

In addition, from time to time we are subject to various legal actions and claims incidental to our business, including those arising out of breach of contracts, product warranties, regulatory matters, and employment-related matters. It is our opinion that the outcome of such matters will not have a material adverse impact on our consolidated financial position, results of operations, or cash flows. However, the final amounts required to resolve these matters could differ materially from our recorded estimates. See Note 20 of the notes to the consolidated financial statements contained within “Item 8. Financial Statements and Supplementary Data.”

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

The Company’s common stock is listed on the NYSE and trades under the symbol MPG.  As of March 2, 2017, there were 22 holders of record of our common stock.

For the period from December 12, 2014 (the date the Company’s common stock began trading on the NYSE) to December 31, 2014, the high and low prices per share of our common stock were $17.59 and $14.57, respectively.  The high and low sale prices per share of the Company’s common stock for each quarter of fiscal years 2016 and 2015 were as follows:

Quarter Ended	High	Low
December 31, 2016	$23.00	13.90
October 2, 2016	16.52	13.12
July 3, 2016	16.91	12.55
April 3, 2016	18.49	10.87
December 31, 2015	24.62	17.64
September 27, 2015	22.50	17.51
June 28, 2015	20.06	17.27
March 29, 2015	20.72	16.02

Dividends

The following sets forth all dividends declared and paid by us since our formation on June 9, 2014:

Date Declared	Date Paid	Dividend Per Share
November 2, 2016	December 9, 2016	$0.0925
August 3, 2016	September 20, 2016	0.0925
May 4, 2016	June 21, 2016	0.0925
February 24, 2016	April 26, 2016	0.0900
October 28, 2015	December 3, 2015	0.0900
July 29, 2015	August 31, 2015	0.0900
March 10, 2015	May 26, 2015	0.0900

On February 24, 2017, our board of directors declared a dividend of $0.0925 per share, payable March 24, 2017 to stockholders of record as of March 10, 2017.

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

Issuer Purchases of Equity Securities

On February 24, 2016, our board of directors authorized a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program, as amended on August 3, 2016, authorized the Company to purchase shares of its common stock for an aggregate repurchase price not to exceed $35.0 million. Subject to applicable rules and regulations, shares could be repurchased through open market purchases, privately negotiated transactions, or otherwise. On November 3, 2016, the Company suspended the Share Repurchase Program due to the pending AAM Merger.  During the fourth quarter ended December 31, 2016, and prior to suspending the Share Repurchase Program, the Company repurchased 238,457 shares of common stock at an average price per share of $15.67. As of December 31, 2016, cumulative shares repurchased totaled 1,898,261 at an average purchase price per share of $15.56. The repurchased shares are presented as common stock held in treasury, at cost, on the consolidated balance sheets.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2016
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
	(In millions)				(In millions)
Equity compensation plans approved by stockholders	7.1	(1)	$13.15	(2)	0.7	(3)
Equity compensation plans not approved by stockholders	N/A		N/A		N/A

(1)

Amount includes equity awards issued by HHI, Metaldyne, and Grede prior to the Combination.  In conjunction with the Combination on August 4, 2014, these awards were converted into options to purchase shares of MPG common stock (the “Converted Options”).  As of December 31, 2016, there were 3.0 million Converted Options outstanding.

(2)	The calculation of weighted-average exercise price excludes 0.5 million of outstanding restricted share awards and 1.0 million of outstanding restricted stock unit awards.
(3)

All of the securities remaining for future issuance are available under our 2014 Equity Incentive Plan, which authorized the grant of equity awards to purchase up to 5.9 million shares of MPG common stock.  All equity awards granted on or after August 4, 2014 were issued under the 2014 Equity Incentive Plan.

Performance Graph

The line graph below compares the cumulative total stockholder return on the S&P Mid Cap 400 Index, Metaldyne Performance Group Inc., and a peer group of companies for the period from December 12, 2014 (the date the Company’s common stock began trading on the NYSE) to December 31, 2016, assuming a fixed investment of $100 made at the respective closing prices on December 12, 2014 and the reinvestment of cash dividends.

	December 12, 2014	December 31, 2014	December 31, 2015	December 31, 2016
MPG	$100.00	114.89	121.63	152.71
S&P MID CAP 400 Index	100.00	103.57	99.73	118.41
Peer Group (1)	100.00	105.54	96.13	89.10

(1)	The peer group consisted of BorgWarner Inc., Delphi Automotive PLC, American Axle and Manufacturing Holdings Inc., Linamar Corp, Dana Holding Corporation, and Magna International.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Our historical results are not necessarily indicative of future operating results. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and included “Item 8. Financial Statements and Supplemental Data.”

	Year Ended December 31,						Successor Period (a)	Predecessor Period (a)
	2016	2015		2014		2013	2012	2012
	(In millions, except per share data)
Statement of Operations Data:
Net sales	$2,790.7	3,047.3		2,717.0		2,017.3	205.3	680.5
Cost of sales	2,321.5	2,531.3		2,294.1		1,708.7	199.5	559.0
Gross profit	469.2	516.0		422.9		308.6	5.8	121.5
Selling, general and administrative expenses	242.3	249.6	(c)	194.6		123.2	14.4	116.6
Acquisition costs	—	—		13.0		—	25.9	13.4
Goodwill impairment	—	—		11.8		—	—	—
Operating profit (loss)	226.9	266.4		203.5		185.4	(34.5)	(8.5)
Interest expense, net	103.5	107.5		99.9		74.7	11.1	25.8
Loss on debt extinguishment	—	0.4		60.7		—	—	—
Other, net	(11.9)	(15.4)		(11.3)		17.8	1.5	2.4
Other expense. net	91.6	92.5		149.3		92.5	12.6	28.2
Income (loss) before tax	135.3	173.9		54.2		92.9	(47.1)	(36.7)
Income tax expense (benefit)	38.4	48.1		(19.1)	(b)	35.0	(15.2)	(11.1)
Net income (loss)	96.9	125.8		73.3		57.9	(31.9)	(25.6)
Income attributable to noncontrolling interest	0.6	0.4		0.4		0.3	—	0.2
Net income (loss) attributable to stockholders	$96.3	125.4		72.9		57.6	(31.9)	(25.8)
Net income (loss) per share attributable to stockholders:
Basic	$1.43	1.86		1.09		0.86	(0.48)	(1.46)
Diluted	1.39	1.80		1.06		0.86	(0.48)	(1.46)
Basic weighted average shares outstanding	67.5	67.3		67.1		67.1	67.1	17.7
Diluted weighted average shares outstanding	69.3	69.7		68.5		67.1	67.1	17.7
Statement of Cash Flows Data:
Cash flows from operating activities	$318.6	330.0		305.4		234.3	(1.8)	64.7
Cash flows from investing activities	(208.2)	(222.7)		(984.9)		(116.7)	(1,515.0)	(31.3)
Cash flows from financing activities	(62.2)	(86.2)		776.7		(91.1)	1,557.1	(27.3)
Effect of exchange rates	(6.7)	(9.4)		(8.9)		1.4	—	0.3
Net increase in cash and cash equivalents	$41.5	11.7		88.3		27.9	40.3	6.4
Balance Sheet Data:
Cash and cash equivalents	$209.7	168.2		156.5		68.2	40.3	Not applicable
Property and equipment, net	831.6	786.0		750.2		539.5	546.2	Not applicable
Total assets (d)	3,190.5	3,157.6		3,203.4		2,178.5	2,217.0	Not applicable
Long-term debt, including capital lease obligations (d)	1,845.1	1,864.1		1,939.0		1,221.4	1,042.5	Not applicable
Total debt (d)	1,846.1	1,864.8		1,940.6		1,241.7	1,049.8	Not applicable
Total liabilities (d)	2,511.3	2,518.6		2,678.5		1,853.3	1,696.5	Not applicable
Total stockholders’ equity	679.2	639.0		524.9		325.0	520.5	Not applicable

(a)	The period from January 1, 2012 to October 5, 2012 is referred to as the “Predecessor Period.” The period from October 6, 2012 to December 31, 2012 is referred to as the “Successor Period.”
(b)	Includes a $31.6 million deferred tax benefit attributable to a change in the assertion that the earnings of certain foreign subsidiaries were indefinitely reinvested in 2014.
(c)	Includes $11.7 million of stock-based compensation expense associated with share based award modifications as part of certain employee separation agreements in 2015.
(d)

Effective April 3, 2016, we adopted Accounting Standards Update (ASU) No. 2015-03, Interest – Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs and used the retrospective application method to adjust total assets, long-term debt, total debt, and total liabilities balances.  All prior period balances have been retrospectively adjusted to conform with the current presentation.

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

The IPO

On December 12, 2014 a portion of the Company’s common stock was offered for sale by affiliates of American Securities. As of December 31, 2016, American Securities owned 76% of our outstanding common stock. As a result, American Securities is able to exert significant voting influence over fundamental and significant corporate matters and transactions. “Item 1A. Risk Factors—Risks Related Our Capital Structure and Our Organizational Structure.”

Basis of Presentation

As a result of the Grede Transaction and the Combination, our results of operations include:

•	the results of HHI and Metaldyne for the years ended December 31, 2014, 2015, and 2016; and
•	the results of Grede from June 2, 2014 through December 31, 2014 and for the years ended December 31, 2015 and 2016.

We operate on a 13 week fiscal quarter which ends on the Sunday nearest to March 31, June 30, or September 30, as applicable.  Our fiscal year ends on December 31.

Factors Affecting the Comparability of Our Results of Operations

As a result of a number of factors, our results of operations for 2016, 2015, and 2014 are not comparable.  Also, our historical results of operations may not be comparable to our results of operations in future periods and our results of operations may vary from period to period. The following is a brief discussion of the key factors impacting the comparability of our results of operations.

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

•	Income Taxes. In connection with the Grede Transaction, significant book and tax differences were accounted for in deferred taxes.

Operational Changes

As a result of several factors, including our assessment of plant performance, facilities and equipment operating condition, availability of labor, and related operating costs, we may close or consolidate production lines or entire plants. These changes can result in the transfer or reduction of business, impairment losses, costs to transfer operations to a new plant, and other expenses. In 2015, Grede closed its Berlin, Wisconsin facility, which resulted in a $4.0 million impairment charge within cost of sales for the year ended December 31, 2015. In 2016, the Company announced plans to close Grede’s Bessemer, Alabama facility and HHI’s Sandusky, Ohio facility. The closure of the Bessemer facility, which was primarily due to declines in heavy truck and industrial equipment markets, resulted in a $2.3 million asset impairment charge within cost of sales for the year ended December 31, 2016.  There was no impairment charge associated with the planned closure of the Sandusky facility as its asset carrying values were substantially depreciated and recoverable from the facility’s remaining operation and wind-down activities.

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

Debt Refinancings

In 2014, we completed several debt refinancing transactions to fund the return of capital to our stockholders and to consolidate our debt after our Combination. These transactions increased our indebtedness, increased our interest expense and resulted in debt refinancing costs. In May 2015, we completed a debt refinancing transaction to reduce interest expense and to refinance a portion of our existing term loan with a Euro denominated term loan.

Interest Rate Fluctuations

Our indebtedness contains variable interest rate provisions. As a result, our interest expense may vary from period to period due to variations in prevailing interest rates.

Stock-based Compensation

In conjunction with the Combination and the IPO and in subsequent periods, we issued and expect to issue long-term equity incentive awards in the form of restricted shares or stock options to our officers, key employees, and non-employees. The result is an increase in our selling, general, and administrative expenses in future periods as the grant-date value of the awards are recognized in expense over the vesting term of the awards. The following grants and modifications of stock-based compensation awards impact the year to year comparability of our results of operations:

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

•	During 2015, we issued stock-based compensation awards having a total grant-date fair value of $19.1 million, which is to be recognized in expense over the three-year vesting period of the awards.
•	During 2015, we modified certain awards in connection with the departure of certain employees which resulted in $11.7 being expensed immediately in 2015.
•	During 2016, we issued stock-based compensation awards having a total grant-date fair value of $18.0 million, which is to be recognized in expense over the three-year vesting period of the awards.

Our Segments

We are organized in, operate and report our results of operations for three segments:

•	HHI segment, which is comprised of the HHI business;
•	Metaldyne segment, which is comprised of the Metaldyne business; and
•	Grede segment, which is comprised of the Grede business.

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

Cost of Sales

Cost of sales consists of raw material costs, direct labor associated with the manufacture and assembly of our products, and the overhead expense related to our manufacturing operations. For the years ended December 31, 2016, 2015 and 2014, raw material costs, labor costs, and manufacturing overhead expenses were approximately 47%, 23%, and 30%; 49%, 22%, and 29%; and 51%, 20%, and 29%, respectively, of our total cost of sales.

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

Other, Net

Other, net primarily consists of foreign currency gains and losses, and debt transaction expenses.

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

We believe Adjusted EBITDA is used by investors as a supplemental measure to evaluate the overall operating performance of companies in our industry. Management uses Adjusted EBITDA (i) as a measurement used in comparing our operating performance on a consistent basis, (ii) to calculate incentive compensation for our employees, (iii) for planning purposes, including the preparation of our internal annual operating budget, (iv) to evaluate the performance and effectiveness of our operational strategies, and (v) to assess compliance with various metrics associated with our agreements governing our indebtedness. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating performance in the same manner as our management. For a reconciliation of Adjusted EBITDA to income before tax, the most directly comparable measure determined under U.S. generally accepted accounting principles (“GAAP”), see “—Year ended December 31, 2016 compared to year ended December 31, 2015—Adjusted EBITDA” and “—Year ended December 31, 2015 compared to year ended December 31, 2014—Adjusted EBITDA.”

Incremental Business Backlog

Incremental business backlog, which we measure as anticipated net product sales from incremental business for the next four years, net of Programs being phased out and any contractual pricing changes, was approximately $443 million as of December 31, 2016. We are typically awarded Programs one to three years prior to the start of production on new and replacement business. Due to the timing of the OEM sourcing cycle, our anticipated net product sales were measured based on contracts to be fulfilled during 2017 through 2020. Our estimate of anticipated net product sales includes formally awarded new Programs, Programs which we believe are highly probable of being awarded to us, and expected volume and pricing changes on existing Programs. Our estimate may be impacted by various assumptions including vehicle production levels on new and replacement Programs, customer price reductions, scrap prices, material price indices, currency exchange rates and the timing of Program launches. Therefore, this anticipated net product sales information could differ significantly from actual firm orders or firm commitments, and awards of business do not represent guarantees of production volumes or revenues.

Results of Operations

Year ended December 31, 2016 compared to year ended December 31, 2015

The following table sets forth our results of operations:

	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
Net sales	$2,790.7	3,047.3
Cost of sales	2,321.5	2,531.3
Gross profit	469.2	516.0
Selling, general and administrative expenses	242.3	249.6
Operating income	226.9	266.4
Interest expense, net	103.5	107.5
Loss on debt extinguishment	0.0	0.4
Other, net	(11.9)	(15.4)
Income before tax	135.3	173.9
Income tax expense	38.4	48.1
Net income	96.9	125.8
Income attributable to noncontrolling interests	0.6	0.4
Net income attributable to stockholders	$96.3	125.4

Net Sales

Net sales were $2,790.7 million for the year ended December 31, 2016, as compared to $3,047.3 million for the year ended December 31, 2015, a decrease of $256.6 million. The decrease was primarily driven by a decrease in industrial and commercial sales of approximately $93 million, approximately $80 million of attrition in wheel bearing programs which reduced total wheel bearing program sales to $109.7 million for the year ended December 31, 2016, the impact of lower raw material surcharge pass-through of approximately $58 million, net price decreases of approximately $23 million, a decrease of approximately $14 million from light vehicle volumes and unfavorable foreign currency movements of approximately $7 million.  These decreases were partially offset by approximately $19 million of additional sales due to the acquisition of Brillion Iron Works, Inc. on September 2, 2016 (the “Brillion Acquisition”).

The following table sets forth our net sales by segment:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Increase (Decrease)	Percent Change
	(In millions)
HHI segment	$834.9	984.8	(149.9)	(15.2%)
Metaldyne segment	1,168.5	1,155.7	12.8	1.1%
Grede segment	787.3	906.8	(119.5)	(13.2%)
Total	$2,790.7	3,047.3

The decrease in HHI net sales was primarily attributable to the scheduled attrition of wheel bearing programs of approximately $80 million, lower light vehicle volumes on certain platforms of approximately $30 million, lower raw material surcharge pass-through of approximately $26 million and net price decreases of approximately $13 million.

The increase in Metaldyne net sales was primarily attributable to increased light vehicle volumes of approximately $35 million, partially offset by lower raw material surcharge pass-through of approximately $9 million, foreign currency movements of approximately $7 million, and net price decreases of approximately $5 million.

The decrease in Grede net sales was primarily attributable to the decrease in industrial and commercial volumes of approximately $93 million, lower raw material surcharge pass-through of approximately $22 million, lower light vehicle volumes of approximately $19 million and net price reductions of approximately $5 million, partially offset by approximately $19 million of additional sales from the Brillion Acquisition in September 2016.

Cost of Sales

Cost of sales was $2,321.5 million for the year ended December 31, 2016, as compared to $2,531.3 million for the year ended December 31, 2015, a decrease of $209.8 million. This decrease was primarily driven by lower raw material surcharge costs of approximately $66 million, lower industrial and commercial sales volume impact of approximately $65 million, lower manufacturing costs from the scheduled attrition of wheel bearing programs of approximately $50 million, lower costs due to foreign currency exchange of approximately $10 million, net manufacturing cost reductions, lower depreciation, and lower light vehicle volumes.

The following table sets forth our cost of sales by segment:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Increase (Decrease)	Percent Change
	(In millions)
HHI segment	$697.1	809.1	(112.0)	(13.8%)
Metaldyne segment	957.8	964.4	(6.6)	(0.7%)
Grede segment	666.6	757.8	(91.2)	(12.0%)
Total	$2,321.5	2,531.3

The decrease in HHI cost of sales was primarily due to lower raw material surcharge costs of approximately $37 million and the scheduled attrition of wheel bearing programs of approximately $46 million, partially offset by higher net manufacturing costs due to unfavorable product mix.

The decrease in Metaldyne cost of sales was primarily attributable to foreign currency movements of approximately $10 million, lower raw material surcharge costs of approximately $8 million, and net manufacturing cost reductions, partially offset by increased volumes of approximately $18 million.

The decrease in Grede cost of sales was primarily attributable to lower volumes of approximately $61 million, mainly driven by industrial and commercial volume reductions, lower raw material surcharge costs of approximately $22 million and net manufacturing cost reductions.

Gross Profit

Gross profit was $469.2 million for the year ended December 31, 2016, as compared to $516.0 million for the year ended December 31, 2015, a decrease of $46.8 million. The decrease was primarily driven by the factors discussed above.

The following table sets forth our gross profit by segment:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Increase	Percent Change
	(In millions)
HHI segment	$137.8	175.6	(37.8)	(21.5%)
Metaldyne segment	210.7	191.4	19.3	10.1%
Grede segment	120.7	149.0	(28.3)	(19.0%)
Total	$469.2	516.0

Operating Income

Operating income was $226.9 million for the year ended December 31, 2016, as compared to $266.4 million for the year ended December 31, 2015, a decrease of $39.5 million. This decrease was primarily driven by the impact of lower gross profit of $46.8 million described above, partially offset by a $7.3 million net decrease in selling, general, and administrative expenses. The net decrease in selling, general and administrative expenses was primarily due to a reduction of expenses of approximately $13 million, offset by higher professional fees of approximately $6 million related to the pending AAM Merger.

The following table sets forth our operating income by segment:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Increase	Percent Change
	(In millions)
HHI segment	$71.2	105.2	(34.0)	(32.3%)
Metaldyne segment	133.9	116.1	17.8	15.3%
Grede segment	21.8	45.1	(23.3)	(51.7%)
Total	$226.9	266.4

The decrease in HHI operating income was primarily attributable to the decrease in gross profit, partially offset by a slight decrease in selling, general and administrative expenses.

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

Interest Expense, Net

Interest expense, net was $103.5 million for the year ended December 31, 2016, as compared to $107.5 million for the year ended December 31, 2015, a decrease of $4.0 million. The decrease in interest expense, net reflected lower average outstanding borrowings due to the pay down of long-term debt and lower average interest rates due to the re-pricing of our term loan debt in May 2015.

Other, Net

Other, net reflected income of $11.9 million for the year ended December 31, 2016, as compared to income of $15.4 million for the year ended December 31, 2015, an unfavorable change of $3.5 million. The change in other, net compared to the prior period was primarily due to a $5.5 million unfavorable change in gain or loss on foreign currency transactions.        Approximately $1.5 million of the $5.5 million unfavorable change was attributable to the remeasurement of our Euro denominated Term Loan.

Income Taxes

Income tax expense was $38.4 million and $48.1 million for the years ended December 31, 2016 and 2015 respectively. This reduction is primarily the result of a decrease in income before tax due to the factors described above. Our effective tax rate was 28.4% and 27.7% for the years ended December 31, 2016 and 2015 respectively. The effective tax rate increased primarily due to an increase in deferred income taxes on the foreign earnings for those wholly owned foreign subsidiaries where basis differentials are not indefinitely reinvested and an increase in non-deductible transaction expenses. These unfavorable impacts were partially offset by a net benefit of $2.6 million resulting from a change in estimate about the Company’s ability to utilize foreign tax credits, by the impact of a favorable court ruling in Spain in connection with an ongoing audit, and by a year over year increase in the Company’s research and experimentation credit.

Net Income Attributable to Stockholders

Net income attributable to stockholders was $96.3 million, or 3.4% of net sales for the year ended December 31, 2016, as compared to $125.4 million, or 4.1% of net sales for the year ended December 31, 2015, a decrease of $29.1 million. The decrease was primarily attributable to the factors discussed above.

Adjusted EBITDA

Management’s assessment of performance includes an evaluation of Adjusted EBITDA. The following table sets forth Adjusted EBITDA by segment.

	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
Adjusted EBITDA
HHI segment	$161.2	199.8
Metaldyne segment	220.5	205.7
Grede segment	111.3	132.7
Total	$493.0	538.2

The following table sets forth a reconciliation of Adjusted EBITDA to income before tax, the most directly comparable GAAP measure:

	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
Adjusted EBITDA	$493.0	538.2
Interest expense	(103.5)	(107.5)
Depreciation and amortization	(221.3)	(229.8)
Loss on debt extinguishment	—	(0.4)
Gain on foreign currency	14.6	20.2
Loss on fixed assets	(5.3)	(2.8)
Debt transaction expenses	—	(1.7)
Stock-based compensation	(17.5)	(27.7)
Non-recurring acquisition and purchase accounting related items	(8.2)	(3.0)
Non-recurring operational items	(16.5)	(11.6)
Income before tax	$135.3	173.9

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

Year Ended December 31, 2015 compared to year ended December 31, 2014

The following table sets forth results of operations:

	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
Net sales	$3,047.3	2,717.0
Cost of sales	2,531.3	2,294.1
Gross profit	516.0	422.9
Selling, general and administrative expenses	249.6	194.6
Acquisition costs	—	13.0
Goodwill impairment	—	11.8
Operating income	266.4	203.5
Interest expense, net	107.5	99.9
Loss on debt extinguishment	0.4	60.7
Other, net	(15.4)	(11.3)
Income before tax	173.9	54.2
Income tax expense (benefit)	48.1	(19.1)
Net income	125.8	73.3
Income attributable to noncontrolling interests	0.4	0.4
Net income attributable to stockholders	$125.4	72.9

Net Sales

Net sales were $3,047.3 million for the year ended December 31, 2015 as compared to $2,717.0 million for the year ended December 31, 2014, an increase of $330.3 million. This increase was primarily driven by the impact of the Grede acquisition of approximately $409 million and increased volumes, mainly due to light vehicle production volumes, partially offset by foreign currency movements of approximately $70 million, lower raw material surcharge pass-through of approximately $81 million and net price decreases of approximately $18 million.

The following table sets forth our net sales by segment:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Increase (Decrease)	Percent Change
	(In millions)
HHI segment	$984.8	968.5	16.3	1.7%
Metaldyne segment	1,155.7	1,176.4	(20.7)	(1.8%)
Grede segment	906.8	572.1	334.7	58.5%
Total	$3,047.3	2,717.0

The increase in HHI net sales was primarily attributable to increased volumes due to higher North American light vehicle production levels partially offset by lower raw material surcharge pass-through and price decreases.

The decrease in Metaldyne net sales was primarily attributable to foreign currency movements, net price decreases, and lower raw material pass-through, partially offset by increased volumes due to higher North American and European light vehicle production levels.

The increase in Grede net sales was primarily attributable to the additional five months of results included in the year ended December 31, 2015, partially offset by lower raw material pass-through surcharges and volume reduction in the industrial market.

Cost of Sales

Cost of sales was $2,531.3 million for the year ended December 31, 2015 as compared to $2,294.1 million for the year ended December 31, 2014, an increase of $237.2 million. This increase was primarily driven by the impact of the Grede acquisition of approximately $338 million, lower scrap sales and higher wages, benefits, and utilities.  These increases were partially offset by foreign currency movements of approximately $63 million, lower raw material surcharge costs of approximately $80 million, net manufacturing cost reductions, and lower depreciation.

The following table sets forth our cost of sales by segment:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Increase (Decrease)	Percent Change
	(In millions)
HHI segment	$809.1	804.1	5.0	0.6%
Metaldyne segment	964.4	1,003.0	(38.6)	(3.8%)
Grede segment	757.8	487.0	270.8	55.6%
Total	$2,531.3	2,294.1

The increase in HHI cost of sales was primarily due to increased volumes, lower scrap sales and higher wages, benefits, and utilities, mostly offset by lower raw material surcharge costs and net manufacturing cost savings.

The decrease in Metaldyne cost of sales was primarily attributable to foreign currency movements, lower depreciation, and raw material surcharge costs, partially offset by increased volumes and higher wages, benefits and utilities.

The increase in Grede cost of sales was primarily attributable to the additional five months of results included in the year ended December 31, 2015, partially offset by raw material surcharge costs.

Gross Profit

Gross profit was $516.0 million for the year ended December 31, 2015 as compared to $422.9 million for the year ended December 31, 2014, an increase of $93.1 million. This increase was primarily driven by the impact of the Grede acquisition of approximately $71 million, increased volumes, net manufacturing cost reductions, and lower depreciation. These increases were partially offset by lower scrap sales of approximately $11 million driven by the decline in the scrap metal market, in addition to the factors discussed above.

The following table sets forth our gross profit by segment:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Increase	Percent Change
	(In millions)
HHI segment	$175.6	164.4	11.2	6.8%
Metaldyne segment	191.4	173.4	18.0	10.4%
Grede segment	149.0	85.1	63.9	75.1%
Total	$516.0	422.9

The increase in HHI gross profit was primarily attributable to increase in light vehicle sales volume and net manufacturing cost savings, partially offset by lower scrap sales and increased wages and benefits.

The increase in Metaldyne gross profit was primarily attributable to lower depreciation and increased sales volumes, partially offset by net price decreases and foreign currency movements.

The increase in Grede gross profit was primarily attributable to the additional five months of results included in the year ended December 31, 2015.

Operating Income

Operating income was $266.4 million for the year ended December 31, 2015 as compared to $203.5 million for the year ended December 31, 2014, an increase of $62.9 million. This increase was primarily driven by the impact of the additional five months of Grede segment results of approximately $30 million, $13 million of acquisition related costs incurred in June 2014 resulting from the Grede acquisition, $11.8 million of goodwill impairment recognized in 2014, and the increase in gross profit due to the factors discussed above.  These increases were partially offset by a $10.4 million increase in stock-based compensation expense and additional costs associated with being a public company, including higher professional fees.

The following table sets forth our operating income by segment:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Increase	Percent Change
	(In millions)
HHI segment	$105.2	86.9	18.3	21.1%
Metaldyne segment	116.1	100.7	15.4	15.3%
Grede segment	45.1	15.9	29.2	183.6%
Total	$266.4	203.5

The increase in HHI operating income was primarily attributable to the increase in gross profit and $11.8 million of goodwill impairment recorded in 2014, partially offset by higher professional fees.

The increase in Metaldyne operating income was primarily attributable to the increase in gross profit, partially offset by increased stock-based compensation and higher professional fees.

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

Other, Net

Other, net was $15.4 million of income for the year ended December 31, 2015 as compared to income of $11.3 million for the year ended December 31, 2014, a favorable change of $4.1 million. The change in other, net from 2014 was primarily due to a $2.6 million increase in foreign currency transactions gains and a $1.2 million decrease in debt transaction expenses.

Income Taxes

Income taxes were an expense of $48.1 million for the year ended December 31, 2015 and a benefit of $19.1 million for the year ended December 31, 2014. Our effective tax rate was 27.7% for the year ended December 31, 2015 and  (35.2)% for the year ended December 31, 2014. The increase in our effective tax rate was primarily attributable to a change in the assertion that the earnings of certain foreign subsidiaries within the Metaldyne segment are indefinitely reinvested, resulting in a $31.6 million deferred tax benefit for the year ended December 31, 2014. In addition, during the year ended December 31, 2014, the Company recognized a net reduction in its unrecognized tax benefits of $2.2 million, primarily resulting from the settlement of a tax audit at one of the Company’s German subsidiaries and from foreign exchange rate fluctuations. The research and experimentation credit recorded by the Company decreased from $3.0 million in the year ended December 31, 2014 to $1.3 million in the year ended December 31, 2015 because the amount recorded in 2014 included retroactive credits for the year ended December 31, 2013. These unfavorable impacts were partially offset by effective tax rate decreases resulting from a goodwill impairment charge in our HHI segment during the year ended December 31, 2014, the effect of changes in prior year estimates and the impact of changes in certain state tax rates.

Net Income Attributable to Stockholders

Net income attributable to stockholders was $125.4 million, or 4.1% of net sales for the year ended December 31, 2015, as compared to $72.9 million, or 2.7% of net sales for the year ended December 31, 2014, an increase of $52.5 million, or 72.0%. The increase was primarily attributable to the factors discussed above.

Adjusted EBITDA

Management’s assessment of performance includes an evaluation of Adjusted EBITDA. The following table sets forth Adjusted EBITDA by segment.

	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
Adjusted EBITDA
HHI segment	$199.8	193.5
Metaldyne segment	205.7	202.3
Grede segment	132.7	82.8
Total	$538.2	478.6

The following table sets forth a reconciliation of Adjusted EBITDA to income before tax, the most directly comparable GAAP measure.

	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
Adjusted EBITDA	$538.2	478.6
Interest expense	(107.5)	(99.9)
Depreciation and amortization	(229.8)	(210.8)
Loss on debt extinguishment	(0.4)	(60.7)
Gain (loss) on foreign currency	20.2	15.7
Loss on fixed assets	(2.8)	(2.1)
Debt transaction expenses	(1.7)	(3.0)
Stock-based compensation	(27.7)	(17.3)
Sponsor management fee	—	(5.1)
Non-recurring acquisition and purchase accounting related items	(3.0)	(23.0)
Non-recurring operational items	(11.6)	(18.2)
Income before taxes	$173.9	54.2

See “—Year ended December 31, 2016 compared to year ended December 31, 2015—Adjusted EBITDA” for a description of the calculation of Adjusted EBITDA and a discussion of the use of this measure.

Liquidity and Capital Resources

Our primary cash requirements include the payment of our suppliers and operating expenses, interest and principal payments on our debt and capital expenditures. We have also used cash to return capital to our stockholders through the payment of dividends primarily through cash provided by operations. As of December 31, 2016, we had cash and cash equivalents of $209.7 million and total indebtedness, inclusive of capitalized lease obligations, of $1,846.1 million. We also have access to additional liquidity pursuant to the terms of the Revolving Credit Facility.

Our capital expenditures have been related to the acquisition of machinery and equipment to support our overall business growth as well as increase the efficiency of our manufacturing processes. Our capital expenditures were $194.5 million, $226.3 million, and $156.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

We believe that our cash flow from operations, available cash and cash equivalents and available borrowings under the Senior Credit Facilities will be sufficient to meet our liquidity needs for the next twelve months and beyond. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, equity financings or a combination thereof. We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.

Our Credit Ratings

The Company has been assigned the following credit ratings and outlook by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”):

	Moody’s	S&P
Corporate	B1	BB-
Revolving Credit Facility	Ba3	BB+
U.S. Dollar Term Loan	Ba3	BB+
Euro Term Loan	Ba3	BB+
Registered Notes	B3	B+
Outlook	Stable	Stable

Our Indebtedness

Senior Credit Facilities

On October 20, 2014, MPG Holdco I Inc., the Company’s wholly owned subsidiary (“MPG Holdco”) entered into the $250.0 million Revolving Credit Facility. Interest accrues at a rate equal to the London Interbank Offered Rate (“LIBOR’) rate plus an applicable margin of 3.25% or a base rate that is the higher of the Federal Funds Rate (plus 0.50%), the U.S. prime rate as published in The Wall Street Journal, or LIBOR (plus 1.00%), plus an applicable margin of 2.25%, at MPG Holdco’s option. The applicable margin is based on a leverage ratio grid and was .25% higher prior to the IPO. The Revolving Credit Facility is a five-year facility that matures in 2019. As of December 31, 2016, there was no balance outstanding on the Revolving Credit Facility. Total available under this facility was $236.8 million after giving effect to letters of credit of $13.2 million.

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

The USD Term Loan and Euro Term Loan are subject to customary mandatory prepayments, including an excess cash flow sweep based on leverage ratio step downs and a mandatory prepayment for certain asset sales. At the beginning of a fiscal year, we may be required to prepay a portion of our USD Term Loan and Euro Term Loan in an amount equal to a percentage of the preceding fiscal year’s excess cash flow, as defined, with such percentage based on our leverage ratio, as defined.  As of December 31, 2016, there are no mandatory prepayments due.

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

Dividends

During fiscal year 2016, the Company declared and paid the following cash dividends on its common stock:

Date Declared	Date Paid	Dividend Per Share
February 24, 2016	April 26, 2016	$0.0900
May 4, 2016	June 21, 2016	0.0925
August 3, 2016	September 20, 2016	0.0925
November 2, 2016	December 9, 2016	0.0925

On February 24, 2017, our board of directors declared a dividend of $0.0925 per share, payable March 24, 2017 to stockholders of record as of March 10, 2017.

Other Liquidity and Capital Resource Items

As of December 31, 2016, $121.9 million of cash and cash equivalents were held by certain foreign subsidiaries whose earnings are reinvested indefinitely. We make this assertion based on the operational and investing needs of the foreign locations and our ability to fund our U.S. operations and obligations from domestic cash flow and capital resources. Based on this assertion, no provision has been made for U.S. income taxes, which would be assessed upon repatriation of the foreign earnings.

On February 24, 2016, our board of directors authorized a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program, as amended on August 3, 2016, authorized the Company to purchase shares of its common stock for an aggregate repurchase price not to exceed $35.0 million. Subject to applicable rules and regulations, shares could be repurchased through open market purchases, privately negotiated transactions, or otherwise. On November 3, 2016, the Company suspended the Share Repurchase Program due to the pending AAM Merger.  As of December 31, 2016, cumulative shares repurchased totaled 1,898,261 shares at an average purchase price per share of $15.56. The repurchased shares are presented as common stock held in treasury, at cost, on the consolidated balance sheets.

Contractual Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2016:

	Payments Due by Period
	Total	2017	2018-2019	2020-2021	Thereafter
	(In millions)
Long-term debt	$1,844.8	13.1	26.2	1,205.5	600.0
Interest on long-term debt (1)	494.1	91.4	181.5	176.9	44.3
Capital lease obligations (2)	78.8	3.9	8.1	8.5	58.3
Operating lease obligations	67.6	11.3	17.2	12.4	26.7
Capital expenditure purchase obligations	90.4	88.5	1.9	—	—
Other purchase obligations	30.9	30.7	0.2		—
Other long-term liabilities	11.1	9.7	0.7	0.3	0.4
Total (3)	$2,617.7	248.6	235.8	1,403.6	729.7

(1)	Includes interest on the Term Loan Facility calculated using an average interest rate of 3.75%.
(2)	Includes interest totaling $56.0 million.
(3)

Due to the high degree of uncertainty regarding the timing of future cash outflows associated with unrecognized tax benefits, we are unable to make a reasonable estimate of the year in which cash settlements may occur with applicable tax authorities. As a result, unrecognized tax benefits of $4.1 million as of December 31, 2016 are not reflected in this contractual obligations table.

Cash Flows

Cash flows from operating, investing and financing activities were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
Cash flows from operating activities	$318.6	330.0	305.4
Cash flows from investing activities	(208.2)	(222.7)	(984.9)
Cash flows from financing activities	(62.2)	(86.2)	776.7
Effect of exchange rates	(6.7)	(9.4)	(8.9)
Net increase in cash and cash equivalents	$41.5	11.7	88.3

Cash Flows From Operating Activities

Cash flows from operating activities were a net inflow of $318.6 million for the year ended December 31, 2016, $330.0 million for the year ended December 31, 2015, and $305.4 million for the year ended December 31, 2014. For the year ended December 31, 2016, cash flows from operating activities reflected results of operations exclusive of non-cash income and expenses, primarily depreciation and amortization, deferred income taxes, and stock-based compensation, less gains on foreign currency transactions, offset by a decrease in working capital. For the year ended December 31, 2015, cash flows from operating activities reflected results of operations exclusive of non-cash income and expenses, primarily depreciation and amortization, deferred income taxes, and stock-based compensation, less gains on foreign currency transactions and an increase in working capital.  For the year ended December 31, 2014, cash flows from operating activities reflected results of operations exclusive of non-cash income and expenses, primarily depreciation and amortization, deferred income taxes, losses on debt extinguishments, stock-based compensation, and goodwill impairment, less gains on foreign currency transactions and an increase in working capital.

Cash Flows From Investing Activities

Cash flows from investing activities were net outflows of $208.2 million, $222.7 million, and $984.9 million for the years ended December 31, 2016, 2015, 2014, respectively. For the year ended December 31, 2016, cash flows from investing activities primarily reflected capital expenditures and the consideration paid for the Brillion Acquisition. For the year ended December 31, 2015, cash flows from investing activities primarily reflected capital expenditures. For the year ended December 31, 2014, cash flows from investing activities primarily reflected consideration paid for the Grede Transaction, $829.7 million, and capital expenditures.

Cash Flows From Financing Activities

Cash flows from financing activities were a net outflow of $62.2 million for the year ended December 31, 2016, $86.2 million for the year ended December 31, 2015, and a net inflow of $776.7 million for the year ended December 31, 2014.  For the year ended December 31, 2016, cash flows from financing activities primarily reflected purchases of treasury stock of $29.5 million, cash dividend payments of $25.1 million, and $14.6 million of net debt repayments, partially offset by net cash inflows from stock-based compensation activity.  For the year ended December 31, 2015, cash flows from financing activities primarily reflected the issuance of long-term debt totaling $1,326.6 million, long-term debt repayments totaling $1,391.8 million, and dividends paid to common stockholders totaling $18.2 million. Total proceeds from long-term debt include $1,072.6 million from the USD Term Loan and $254.1 million from the Euro Term Loan, both used to fund the repayment and refinancing of the Term Loan Facility.  Total long-term debt repayments include $1,326.6 million to fully repay the Term Loan Facility, $45.0 million in voluntary prepayments on the USD Term Loan, and $10.0 million in voluntary prepayments on the previous Term Loan Facility, in addition to $10.2 million in scheduled term loan repayments.  For the year ended December 31, 2014, cash flows from financing activities primarily reflected the issuance of long-term debt totaling $2,658.3 million and $260.5 million in capital contributions, partially offset by repayments of long-term debt totaling $1,952.0 million, dividend payments to the stockholders of HHI totaling $111.3 million, payments of debt issuance costs totaling $45.4 million, and net repayments of short-term debt totaling $18.6 million.  Total long term debt proceeds included a $115.0 million term loan, primarily used to fund dividends to the stockholders of HHI, a $600 million term loan, primarily used to fund the Grede Transaction, and $1,943.3 million from the Term Loan Facility and Senior Notes primarily used to repay the existing debts of Metaldyne, HHI, and Grede.  In addition to The Refinancing, total long-term debt repayments also reflected a $10 million prepayment of principal on the Term Loan Facility.  The capital contributions of $260.5 million were primarily used to fund the Grede Transaction.

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

Determination of our reporting units, impairment indicators and fair value requires us to make significant judgments and estimates, including the extent and timing of future cash flows. As part of the determination of future cash flows, we need to make assumptions on future general economic conditions, business projections, growth rates and discount rates. These assumptions are subject to a considerable degree of uncertainty and different assumptions could materially affect our conclusions on this matter. During 2016, we performed our annual evaluations as of the fourth quarter. See Note 9 of the notes to the consolidated financial statements contained within “Item 8. Financial Statements and Supplementary Data.”

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

Determination of our asset groups, impairment indicators and future cash flows requires us to make significant judgments and estimates. As part of the determination of future cash flows, we need to make assumptions on future general economic conditions, business projections, growth rates and discount rates. These assumptions are subject to a considerable degree of uncertainty. In June 2015, the Company announced plans to close its Berlin, Wisconsin facility included within the Grede segment.  The closure, which is primarily a result of the industrial market slowdown, was completed in fiscal 2015.  The Company recorded a $4.0 million asset impairment charge within cost of sales in conjunction with this announcement.  In May 2016, the Company announced plans to close its Bessemer, Alabama facility included within the Grede segment.  The closure, which is primarily due to declines in heavy truck and industrial equipment markets, was completed in fiscal 2016.  The Company recorded a $2.3 million asset impairment charge within cost of sales in conjunction with this announcement.

Stock-based Compensation

Stock-based compensation awards to employees and members of our board of directors are accounted for based upon their grant date fair value and recognized as expense over the requisite service period..

The following table sets forth the weighted average inputs used to value the MPG stock options converted and granted in 2016 using the Black-Scholes Pricing Model:

Granted Options
Weighted-average per share fair market value of the underlying stock (1)	$15.46
Weighted-average exercise price	15.46
Expected term of the option (2)	6 years
Annual risk-free interest rate over the option’s expected term (3)	1.4%
Expected annual dividend yield on the underlying stock over the option’s expected term (4)	2.3%
Expected stock price volatility over the option’s expected term (5)	47.0%
Grant-date fair value	$5.59

(1)	Based on the underlying market price of MPG common stock on the grant date.
(2)	Determined based on the assumption that the employee will exercise options evenly over the period when the options are vested, ending on the date when the options would expire.
(3)	Based on U.S. Treasury yield curves. If a security matching the expected term of the option was not available, a blended rate was derived from the yield curve of securities with similar terms.
(4)	Based on our current dividend policy and the underlying market price of MPG common stock on the grant date.
(5)	Based on historical volatility of comparable companies within our industry.

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

For the defined benefit pension plans, the obligation as of December 31, 2016 was determined using an assumed discount rate of 3.94% for the U.S. Plans and 2.53% for Non-U.S. plans. Pension costs for 2016 were determined using a discount rate of 4.10% for the U.S. Plans and 3.46% for the Non-U.S. plans and long-term asset return assumption of 7.25% for the U.S. Plans and 6.34% for the Non-U.S. plans. The following table presents the sensitivity of the obligation and expense to a hypothetical change in the discount rate assumptions:

	25 Basis Point Increase		25 Basis Point Decrease
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In millions)
Resulting change in obligation	$(1.1)	(2.2)	1.1	2.3
Resulting change in 2017 cost	*	(0.1)	*	0.1

*	Increase/decrease is less than $0.1 million.

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

Foreign Currency Exchange Rate Risk

As a result of our global operations, we generate a significant portion of our sales and incur a substantial portion of our expenses in currencies other than the U.S. dollar. To the extent that we have significantly more costs than sales generated in a currency other than the U.S. dollar, we are subject to risk if the currency in which our costs are paid appreciates against the currency in which we generate sales because the appreciation effectively increases our cost in that country. We may selectively employ derivative instruments to reduce our foreign currency exchange risk. As of December 31, 2016, we had no material derivative instruments in place.

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

The following table sets forth a sensitivity analysis of the effect a hypothetical change in the Euro to U.S. dollar exchange rate would have on our net sales for the year ended December 31, 2016:

Change in exchange rate:	10% increase in Euro to U.S. dollar exchange rate	10% decrease in Euro to U.S. dollar exchange rate
	(In millions)
Resulting change in net sales	$28.9	(28.9)

The Euro Term Loan is subject to transaction gains and losses each period.  The following table sets forth a sensitivity analysis of the effect a hypothetical change in the Euro to U.S. dollar exchange rate would have on the carrying value of our Euro denominated debt as of December 31, 2016:

Change in exchange rate:	10% increase in Euro to U.S. dollar exchange rate	10% decrease in Euro to U.S. dollar exchange rate
	(In millions)
Resulting change in carrying value of Euro denominated debt	$23.2	(23.2)

Interest Rate Risk

We are subject to interest rate market risk in connection with our USD Term Loan, Euro Term Loan and Revolving Credit Facility (together our “Credit Facilities”). As of December 31, 2016, our Credit Facilities provided for variable rate borrowings of up to $1,481.6 million including $236.8 million under our Revolving Credit Facilities, net of $13.2 million of letters of credit. The variable interest rates on our Term Loan Facility are subject to LIBOR and Euribor floors of 1.00%. Our Revolving Credit Facility bears interest at a variable rate based on LIBOR or a base rate plus an applicable margin. As of December 31, 2016, the benchmark Euribor rate was negative, and therefore an assumed 25 basis point change in interest rates would have no impact on our annual interest expense from our Euro Term Loan. As of December 31, 2016, the benchmark LIBOR rate was 1.00%. An assumed 25 basis point increase in LIBOR would increase the annual interest expense from our USD Term Loan by $2.5 million. An assumed 25 basis point change in interest rates would change interest expense on our Revolving Credit Facility by $0.6 million if fully drawn and outstanding for the entire year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Metaldyne Performance Group Inc.

Southfield, MI

We have audited the accompanying consolidated balance sheet of Metaldyne Performance Group Inc. and subsidiaries (the "Company") as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2016. Our audit also included the financial statement schedule for the year ended December 31, 2016 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metaldyne Performance Group Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Detroit, MI
March 2, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Metaldyne Performance Group, Inc.

We have audited the accompanying consolidated balance sheet of Metaldyne Performance Group Inc. and subsidiaries as of December 31, 2015 and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II: Valuation and Qualifying Accounts for each of the years in the two-year period ended December 31, 2015. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metaldyne Performance Group, Inc. and subsidiaries as of December 31, 2015 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule for each of the years in the two-year period ended December 31, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Detroit, Michigan

February 29, 2016, except for the effects of the retrospective application of ASU 2015-03, Interest – Imputation of Interest (Topic 835-30), as disclosed in Note 4, to which the date is March 2, 2017

METALDYNE PERFORMANCE GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$209.7	168.2
Receivables, net:
Trade	314.6	309.1
Other	34.8	35.4
Total receivables, net	349.4	344.5
Inventories	168.4	186.8
Prepaid expenses	11.5	15.0
Other assets	52.7	21.5
Total current assets	791.7	736.0
Property and equipment, net	831.6	786.0
Goodwill	907.7	907.7
Amortizable intangible assets, net	639.1	708.9
Deferred income taxes	7.4	1.7
Other assets	13.0	17.3
Total assets	$3,190.5	3,157.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$260.5	248.9
Accrued compensation	49.6	55.2
Accrued liabilities	77.1	66.8
Short-term debt	1.0	0.7
Current maturities, long-term debt and capital lease obligations	13.2	14.5
Total current liabilities	401.4	386.1
Long-term debt, less current maturities	1,809.2	1,827.1
Capital lease obligations, less current maturities	22.7	22.5
Deferred income taxes	223.7	231.3
Other long-term liabilities	54.3	51.6
Total liabilities	2,511.3	2,518.6
Stockholders’ equity:
Common Stock: par value of $0.001 per share, 400 authorized, and 67.6 and 67.9 issued and outstanding, respectively	0.1	0.1
Common stock held in treasury, at cost: 1.9 and zero shares, respectively	(29.5)	—
Paid-in capital	880.7	856.2
Accumulated deficit	(92.0)	(162.9)
Accumulated other comprehensive loss	(83.5)	(57.3)
Total equity attributable to stockholders	675.8	636.1
Noncontrolling interest	3.4	2.9
Total stockholders’ equity	679.2	639.0
Total liabilities and stockholders’ equity	$3,190.5	3,157.6

See accompanying notes to consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net sales	$2,790.7	3,047.3	2,717.0
Cost of sales	2,321.5	2,531.3	2,294.1
Gross profit	469.2	516.0	422.9
Selling, general and administrative expenses	242.3	249.6	194.6
Acquisition costs	—	—	13.0
Goodwill impairment	—	—	11.8
Operating profit	226.9	266.4	203.5
Interest expense, net	103.5	107.5	99.9
Loss on debt extinguishment	—	0.4	60.7
Other, net	(11.9)	(15.4)	(11.3)
Other expense, net	91.6	92.5	149.3
Income before tax	135.3	173.9	54.2
Income tax expense (benefit)	38.4	48.1	(19.1)
Net income	96.9	125.8	73.3
Income attributable to noncontrolling interest	0.6	0.4	0.4
Net income attributable to stockholders	$96.3	125.4	72.9

Basic weighted average shares outstanding	67.5	67.3	67.1
Diluted weighted average shares outstanding	69.3	69.7	68.5

Net income per share attributable to stockholders
Basic	$1.43	1.86	1.09
Diluted	1.39	1.80	1.06

See accompanying notes to consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net income	$96.9	125.8	73.3
Other comprehensive loss, net of tax:
Foreign currency translation	(21.7)	(24.3)	(23.9)
Net actuarial gain (loss) on defined benefit plans (net of tax of $1.4, $(0.5), and $1.6, respectively)	(4.8)	1.8	(8.0)
Losses on defined benefit plans recognized in net income	0.2	0.4	—
Other comprehensive loss, net of tax	(26.3)	(22.1)	(31.9)
Comprehensive income	70.6	103.7	41.4
Less comprehensive income attributable to noncontrolling interest	0.5	0.4	0.4
Comprehensive income attributable to stockholders	$70.1	103.3	41.0

See accompanying notes to consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common stock	Common stock held in treasury	Paid-in capital	Accumulated Deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total stockholders’ equity
Balance, December 31, 2013	$0.1	—	557.5	(231.4)	(3.3)	2.1	325.0
Recognition of the Grede Transaction			258.6				258.6
Pre-combination issuance of Grede membership interests			1.9				1.9
Dividends				(111.3)			(111.3)
Other			(2.4)				(2.4)
Stock-based compensation expense			17.3				17.3
Offering related costs			(5.6)				(5.6)
Net income				72.9		0.4	73.3
Other comprehensive loss					(31.9)		(31.9)
Balance, December 31, 2014	$0.1	—	827.3	(269.8)	(35.2)	2.5	524.9
Dividends				(18.5)			(18.5)
Stock-based compensation expense			27.7				27.7
Cash settlement of equity awards			(3.6)				(3.6)
Issuance of common stock			3.0				3.0
Excess tax benefit on stock-based compensation			1.9				1.9
Offering related costs			(0.1)				(0.1)
Net income				125.4		0.4	125.8
Other comprehensive loss					(22.1)		(22.1)
Balance, December 31, 2015	$0.1	—	856.2	(162.9)	(57.3)	2.9	639.0
Dividends				(25.4)			(25.4)
Stock-based compensation expense			17.5				17.5
Cash settlement of equity awards			(4.9)				(4.9)
Issuance of common stock			9.3				9.3
Purchase of treasury stock		(29.5)					(29.5)
Excess tax benefit on stock-based compensation			2.6				2.6
Net income				96.3		0.6	96.9
Other comprehensive loss					(26.2)	(0.1)	(26.3)
Balance, December 31, 2016	$0.1	(29.5)	880.7	(92.0)	(83.5)	3.4	679.2

See accompanying notes to consolidated financial statements.

METALDYNE PERFORMANCE GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Cash flows from operating activities:
Net income	$96.9	125.8	73.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	221.3	229.8	210.8
Debt fee amortization	3.4	3.2	6.3
Loss on debt extinguishment	—	0.4	60.7
Goodwill impairment	—	—	11.8
Loss on fixed asset dispositions	5.3	2.8	2.1
Deferred income taxes	(12.5)	(14.8)	(88.4)
Recognition of deferred revenue	—	(0.8)	(0.9)
Noncash interest expense	1.1	1.1	0.9
Stock-based compensation expense	17.5	27.7	17.3
Foreign currency adjustment	(10.2)	(11.2)	(12.7)
Other	1.7	6.3	3.8
Changes in assets and liabilities:
Receivables, net	(2.7)	(5.8)	20.2
Inventories	17.0	12.0	(15.6)
Prepaid expenses and other assets	(27.1)	(10.3)	(1.0)
Accounts payable, accrued liabilities and accrued compensation	7.1	(28.5)	22.6
Long-term assets and liabilities, other	(0.2)	(7.7)	(5.8)
Net cash provided by operating activities	318.6	330.0	305.4
Cash flows from investing activities:
Capital expenditures	(194.5)	(226.3)	(156.4)
Proceeds from sale of fixed assets	0.5	4.0	1.4
Capitalized patent costs	(0.2)	(0.4)	(0.2)
Acquisition of business, net of cash acquired	(14.0)	—	(829.7)
Net cash used for investing activities	(208.2)	(222.7)	(984.9)
Cash flows from financing activities:
Cash dividends	(25.1)	(18.2)	(111.3)
Other stock activity	—	—	(2.4)
Purchases of treasury stock	(29.5)	—	—
Proceeds from stock issuance	9.3	3.0	260.5
Excess tax benefit on stock-based compensation	2.6	1.9	—
Cash settlement of equity awards	(4.9)	(3.6)	—
Borrowings of short-term debt	—	14.3	388.8
Repayments of short-term debt	—	(14.6)	(407.4)
Proceeds of long-term debt	—	1,326.6	2,658.3
Principal payments of long-term debt	(13.2)	(1,391.8)	(1,952.0)
Payment of debt issue costs	—	(0.1)	(45.4)
Proceeds of other debt	1.1	1.4	0.9
Principal payments of other debt	(2.5)	(5.0)	(7.7)
Payment of offering related costs	—	(0.1)	(5.6)
Net cash provided by (used for) financing activities	(62.2)	(86.2)	776.7
Effect of exchange rates	(6.7)	(9.4)	(8.9)
Net increase in cash and cash equivalents	$41.5	11.7	88.3
Cash and cash equivalents:
Cash and cash equivalents, beginning of year	$168.2	156.5	68.2
Net increase in cash and cash equivalents	41.5	11.7	88.3
Cash and cash equivalents, end of year	$209.7	168.2	156.5
Supplementary cash flow information:
Cash paid for income taxes, net	$59.4	67.6	63.9
Cash paid for interest	99.4	102.6	74.6
Noncash transactions:
Capital expenditures in accounts payables	31.8	29.5	36.2
Dividends on restricted stock awards, not yet paid	0.6	0.3	—

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

All intercompany balances and transactions have been eliminated in consolidation.

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

Agreements are in place with international factoring companies to sell customer accounts receivable from locations in France, Germany, the Czech Republic, and the United Kingdom (“U.K.”) on a nonrecourse basis. The Company collects payment and remits such collections to the factoring companies for a portion of the sold receivables. The Company has no continuing involvement with all sold receivables. A commission is paid to the factoring company plus interest calculated from the date the receivables are sold to either the customer’s due date or a specified number of days thereafter or until the receivable is deemed uncollectible.

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

Foreign Currency Translation

The financial statements of foreign subsidiaries are translated to U.S. dollars at end-of-period exchange rates for assets and liabilities and an average monthly exchange rate for revenues and expenses. Translation adjustments are recorded as a component of accumulated other comprehensive loss within equity. Transaction gains and losses arising from fluctuations in foreign currency exchange rates on transactions denominated in currencies other than a subsidiary’s functional currency are recognized in other expense, net.

Stock-based Compensation

Stock-based compensation is measured based on the grant-date fair value of the award, and is recognized as expense over the requisite service period. To measure compensation cost of stock options, we determined fair value using a Black-Scholes pricing model. To measure compensation cost of restricted stock awards, we use the market value of the Company’s common stock as of the grant date.

Employee Benefit Plans

Annual net periodic benefit expense and benefit liabilities under defined benefit pension plans and statutory retirement benefits are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Pensions and other postretirement employee benefit costs and related liabilities and assets are dependent upon assumptions used in calculating such amounts. These assumptions include discount rates, expected returns on plan assets, health care cost trends, compensation and other factors. Each year end, actual experience is compared to the more significant assumptions used and the assumptions are adjusted, if warranted. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high quality fixed income investments. Certain pension benefits are funded through investments held with trustees and the expected long-term rate of return on fund assets is based on actual historical returns modified for known changes in the market and any expected change in investment policy. Actual results that differ from the assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense in future periods.

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

Noncontrolling Interests

The accumulated amount of noncontrolling interests is classified in the consolidated balance sheets as a component of total stockholders’ equity and noncontrolling interests are reflected in the consolidated statements of comprehensive income and stockholders’ equity.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Topic 835-30). This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and requires retrospective application. We adopted this guidance as of April 3, 2016, using retrospective application. Upon adoption of this guidance, the debt and total assets presented on our consolidated balance sheet were reduced by net debt issuance costs, which totaled $19.6 million as of December 31, 2015.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Subtopic 740-10). ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the requirement for companies to present deferred tax liabilities and assets as current and non-current on the Consolidated Balance Sheets. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. We elected to early adopt ASU 2015-17 prospectively, on December 31, 2015. The adoption of ASU 2015-17 did not have a material impact on our consolidated financial position, and had no impact on our results of operations or cash flows. No prior periods were retrospectively adjusted.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This guidance updates several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specific changes include that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity would also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits would be classified along with other income tax cash flows as an operating activity in the consolidated statement of cash flows. Also, an entity can make an accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. This ASU also amends guidance for the calculation of earnings per share under the treasury stock method by removing excess tax benefits as an assumed proceed from the exercise of options. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period.  We did not early adopt this guidance and are currently evaluating the impact on the consolidated financial statements.

(5) Acquisitions

Brillion Transaction

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

The purchase price for the acquisition was $14.0 million of cash consideration.  Under the acquisition method of accounting, all assets acquired and liabilities assumed were recorded in the consolidated financial statements at estimated fair value.  The allocation of purchase price paid resulted in receivables of $8.1 million, inventory of $3.8 million, property, plant, and equipment of $15.9 million, assumed liabilities of $12.8 million, and a gain on bargain purchase of $1.0 million.  The $1.0 million gain on bargain purchase is recorded within other, net on the consolidated statement of operations for the year ended December 31, 2016.

On September 12, 2016, the Company announced its plan to close the Brillion Facility and to consolidate substantially all of Brillion’s business into Grede’s existing locations.  As of December 31, 2016, the Brillion Facility had ceased operations.

Grede Transaction

On June 2, 2014 (the “Acquisition Date”), a subsidiary of American Securities, ASP Grede Intermediate Holdings LLC (together with its subsidiaries, “Grede”), purchased 97.1% of the membership interests in Grede Holdings LLC (the “Grede Transaction”). Management and outside investors purchased the remaining membership interests. Upon completion of the Combination, 100% of Grede was owned by the Company.

Purchase Accounting

The Grede Transaction was a cash purchase and was accounted for under the acquisition method. The accounting for the acquisition has been pushed-down to the financial statements of the Company. All assets acquired and liabilities assumed were recorded in the consolidated financial statements at estimated fair value.

The purchase price for the acquisition, net of cash and cash equivalents, was $829.7 million. The acquisition was funded by cash from capital contributions ($251.1 million from affiliates of American Securities, $6.5 million from certain members of the Grede management team and $1.0 million from outside investors) and the issuance of term loan debt.

The Grede Transaction was recorded, as revised for updated valuation information, in the accounts of the Company as follows:

June 2, 2014
(In millions)
Fair value of consideration	$829.7
Assets acquired:
Receivables	120.2
Inventories	40.1
Prepaid expenses and other current assets	11.4
Property and equipment	208.5
Amortizable intangible assets	369.1
Other assets	9.1
Total assets acquired	758.4
Liabilities assumed:
Accounts payable	94.7
Accrued liabilities	25.7
Deferred tax liabilities	47.5
Short-term debt	1.7
Other long-term liabilities	20.7
Total liabilities assumed	190.3
Net identifiable assets acquired, net of cash and cash equivalents	568.1
Goodwill	$261.6

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

Additional details of the assets recognized were as follows:

June 2, 2014
(In millions)
Inventories
Raw materials	$11.9
Work in process	12.6
Finished goods	15.6
Total inventories	$40.1

	June 2, 2014	Estimated Useful Lives
	(In millions)	(In years)
Property and equipment
Land	$12.2	—
Buildings	31.8	5 – 29
Machinery and equipment	148.8	1 – 20
Assets not yet placed in service	15.7	—
Total property and equipment	$208.5

	June 2, 2014	Amortization Period
	(In millions)	(In years)
Amortizable intangible assets
Customer relationships and platforms	$338.7	10
Other: trade names	30.4	15
Total amortizable intangible assets	$369.1

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

The funded status as of the Acquisition Date was as follows:

June 2, 2014
(In millions)
Projected benefit obligation	$33.9
Fair value of plan assets	27.6
Funded Status	$(6.3)

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

	2016	2015	2014
	(In millions)
Revenues: Net sales	$787.3	906.8	572.1
Earnings: Income (loss) before tax	17.9	43.3	(19.2)

Grede Transaction-related expenses incurred in 2014 were $13.0 million, which were recorded within acquisition costs, of which $8.3 million was paid to related parties.

Supplemental Pro Forma Information (Unaudited)

The following table presents the revenues and earnings of MPG on a pro forma basis as if the Grede Transaction had occurred on January 1, 2013:

	Pro Forma
	2014	2013
	(In millions)
Revenues: Net sales	$3,144.0	3,052.9
Earnings: Income before tax	93.3	103.4

These results do not purport to be indicative of the results of operations which actually would have resulted had the Grede Transaction occurred on January 1, 2013, or of the future results of operations of the Company.

(6) Receivables

Receivables as of December 31 were stated net of the following allowances:

	2016	2015
	(In millions)
Doubtful accounts	$1.7	1.5
Pricing accruals and anticipated customer deductions	5.1	8.1
Returns	2.3	1.9
	$9.1	11.5

Receivables available for sale and sold under agreements with international factoring companies as of December 31 were as follows:

	2016	2015
	(In millions)
Available for sale	$44.3	47.3
Sold	36.5	37.7

(7) Inventories

Inventories as of December 31 were as follows:

	2016	2015
	(In millions)
Raw materials	$50.7	57.3
Work in process	62.5	66.3
Finished goods	55.2	63.2
Total inventories	$168.4	186.8

(8) Property and Equipment

The carrying amount, accumulated depreciation and useful lives of property and equipment as of December 31 were as follows:

	Estimated Useful Lives	2016	2015
		(In millions)
Land and land improvements	1 - 30	$28.5	26.8
Buildings and improvements	1 - 30	127.7	103.7
Machinery and equipment	1 - 20	1,084.8	930.1
Assets not yet placed in service		144.6	145.0
		1,385.6	1,205.6
Accumulated depreciation		(554.0)	(419.6)
Property and equipment, net		$831.6	786.0

Property and equipment are depreciated on a straight-line basis. Depreciation expense was $151.4 million for 2016 $159.4 million for 2015, and $155.0 million for 2014.

Included in property and equipment are gross carrying values for assets under capital lease of $2.7 million and $13.8 mllion as of December 31, 2016 and 2015, respectively; related accumulated depreciation was $0.6 million and $9.0 million as of December 31, 2016 and 2015, respectively.

In June 2015, the Company announced plans to close its Berlin, Wisconsin facility included within the Grede segment.   In conjunction with this announcement, the Company recorded a $4.0 million asset impairment charge within cost of sales to reduce the carrying value of Berlin’s assets to their estimated fair value based on level 3 valuation inputs. The closure, which is primarily a result of the industrial market slowdown, was completed in fiscal 2015.

In May 2016, the Company announced plans to close its Bessemer, Alabama facility included within the Grede segment.  The closure, which is primarily due to declines in heavy truck and industrial equipment markets, was completed in fiscal 2016.  In conjunction with this announcement, the Company recorded a $2.3 million asset impairment charge within cost of sales to reduce the carrying value of Bessemer’s assets to their estimated fair value based on level 3 valuation inputs.

(9) Goodwill

The carrying values of goodwill by segment throughout fiscal years ended December 31, 2016 and 2015 were as follows:

	HHI Segment	Metaldyne Segment	Grede Segment	Total
	(In millions)
Balance December 31, 2013	$309.4	348.5	—	657.9
Goodwill resulting from Grede Transaction	—	—	261.6	261.6
Impairment	(11.8)	—	—	(11.8)
Balance December 31, 2014	297.6	348.5	261.6	907.7
Balance December 31, 2015	297.6	348.5	261.6	907.7
Balance December 31, 2016	$297.6	348.5	261.6	907.7

In conjunction with our 2014 annual impairment test, the Company concluded that the goodwill assigned to a reportable unit within the HHI segment (the “Unit”) was no longer recoverable. The Unit manufactures wheel bearings for a large OEM customer at our facility in Sandusky, Ohio (the “Sandusky facility”). In our assessment of the recoverability of the Unit’s goodwill, the Company estimated the fair value of the Unit using an income method based on discounted cash flows, which resulted in a fair value below the carrying value. Key factors impacting a lower fair value included the scheduled attrition of programs for the OEM customer and the expiration of labor subsidies in September 2015. An impairment loss of $11.8 million was recognized in the fourth quarter of 2014, representing the full amount of goodwill assigned to the Unit.

(10) Amortizable Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of December 31 were as follows:

	2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer relationships and platforms	$745.2	(197.5)	547.7
Other	126.9	(35.5)	91.4
Total	$872.1	(233.0)	639.1

	2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer relationships and platforms	$745.2	(137.0)	608.2
Other	126.7	(26.0)	100.7
Total	$871.9	(163.0)	708.9

Amortization expense was $69.9 million for 2016, $69.9 million for 2015, and $54.8 million for 2014.  As of December 31, 2016, the weighted-average amortization period of customer relationships and platforms was 12 years.  Other intangible assets primarily consist of patented and unpatented technology, and trade names and trademarks, which have weighted-average amortization periods of 13 and 15 years, respectively.

Estimated amortization expense for the next five years is $69.9 million for 2017, $68.4 million for 2018 and 2019, $68.3 million for 2020, and $68.2 for 2021.

(11) Debt

The carrying value of debt as of December 31 was as follows:

	2016	2015
	(In millions)
Short-term debt:
Revolving lines of credit	$—	—
Other short-term debt	1.0	0.7
Total short-term debt	$1.0	0.7
Long-term debt:
Term loans
USD Term Loan	1,011.5	1,022.2
Euro Term Loan	233.3	244.1
Registered Notes	600.0	600.0
Other long-term debt (various interest rates)	—	0.4
Total	1,844.8	1,866.7
Current maturities	(13.1)	(13.3)
Unamortized debt issuance costs	(16.9)	(19.6)
Unamortized discount on term loans	(5.6)	(6.7)
Total long-term debt	$1,809.2	1,827.1

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

On May 8, 2015, the Company amended its Senior Credit Facilities to reduce the applicable interest rate on the Term Loan Facility and to refinance the outstanding balance of the Term Loan Facility with new term loans (the “Refinanced Term Loan Facility”).  The Refinanced Term Loan consists of a $1,072.6 million U.S. Dollar denominated term loan (the “USD Term Loan”) and a €225.0 million Euro denominated term loan (the “Euro Term Loan”).  The USD Term Loan was issued at par and accrues interest at LIBOR, bearing a 1.00% floor, plus an applicable margin of 2.75%.  The Euro Term Loan was issued at an original issuance discount of 0.50%, or $1.3 million, and accrues interest at the Euro Interbank Offer Rate (“EURIBOR”), bearing a 1.00% floor, plus an applicable margin of 2.75%.  At December 31, 2016, the effective interest rate on both the USD Term Loan and Euro Term Loan was 3.75%.  Principal repayments on the USD Term Loan and Euro Term Loan are payable in quarterly installments equal to 0.25% of the original loan balances.  All other terms of the amended Senior Credit Facilities remain substantially unchanged.  In connection with amending the Senior Credit Facilities, the Company paid fees to third parties totaling $1.8 million, of which $1.6 million was expensed.

During 2015, the Company made $10.0 million in voluntary prepayments on the previous Term Loan Facility and $45.0 million in voluntary prepayments on the Refinanced Term Loan Facility.

Interest on the Revolving Credit Facility is accrued at a rate equal to the LIBOR rate plus an applicable margin of 3.25% or a base rate that is the higher of the Federal Funds Rate (plus 0.50%), the U.S. prime rate as published in The Wall Street Journal, or LIBOR (plus 1.00%), plus an applicable margin of 2.25%, at Holdco’s option. The applicable margin is based on a leverage ratio grid.       As of December 31, 2016, zero was outstanding under the Revolving Credit Facility and $236.8 million was available after giving effect to outstanding letters of credit.

Holdco pays fees with respect to the Revolving Credit Facility, including (i) an unused commitment fee of 0.50% or 0.375% based on a leverage ratio, (ii) fixed fees with respect to letters of credit of 3.25% per annum on the stated amount of each letter of credit outstanding during each month and (iii) customary administrative fees.

The agreement governing the Senior Credit Facilities contains certain covenants that, among other things, require MPG Holdco to maintain a leverage ratio once revolver borrowings and letters of credit exceed 35% of aggregate revolving credit commitments as defined under the terms of the Senior Credit Facilities and to comply with customary affirmative and negative covenants. In addition to scheduled maturities, the Refinanced Term Loan Facility is subject to customary mandatory prepayments, including an excess cash flow sweep based on leverage ratio step downs and a mandatory prepayment for certain asset sales. The Company is required to prepay a portion of the Term Loan Facility in an amount equal to a percentage of the preceding fiscal year’s excess cash flow, as defined, with such percentage based on our leverage ratio, as defined.  No mandatory prepayments are due as of December 31, 2016.

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

Scheduled Maturities of Long-term Debt

As of December 31, 2016, the Company’s scheduled principal payments of long-term debt for the five succeeding years were $13.1 million for 2017, $13.1 million for 2018, $13.1 million for 2019, $13.1 million for 2020 and $1,192.4 million for 2021, and $600.0 million thereafter. The scheduled principal payments are exclusive of potential required prepayments.

(12) Lease Commitments

The Company leases certain property and equipment under capital and operating lease arrangements that expire at various dates through 2036. Most of the operating leases provide the option, after the initial lease term, either to purchase the property or renew its lease at the then fair value.

Future minimum lease payments by the Company under capital and operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 2016 are as follows:

	Capital Leases	Operating Leases
	(In millions)
Company minimum lease payments:
2017	$3.9	11.3
2018	4.0	9.6
2019	4.1	7.6
2020	4.2	6.9
2021	4.3	5.5
Thereafter	58.3	26.7
Total minimum payments	78.8	$67.6
Amount representing interest	(56.0)
Obligations under capital leases	22.8
Obligations due within one year	(0.1)
Long-term obligations under capital leases	$22.7

Rental expense for operating leases was $14.5 million for 2016, $12.9 million for 2015, and $12.4 million for 2014.

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

Dividends

In 2016 and 2015, the Company declared the following cash dividends on its common stock, totaling $25.4 million and $18.5 million, respectively.

Date Declared	Date Paid	Dividend Per Share
November 2, 2016	December 9, 2016	$0.0925
August 3, 2016	September 20, 2016	0.0925
May 4, 2016	June 21, 2016	0.0925
February 24, 2016	April 26, 2016	0.0900
October 28, 2015	December 3, 2015	0.0900
July 29, 2015	August 31, 2015	0.0900
March 10, 2015	May 26, 2015	0.0900

As of December 31, 2016, the Company had accrued dividends of $0.6 million on unvested Restricted Shares, which are to be paid upon vesting.

In 2014, prior to the Combination, HHI paid dividends to its stockholders totaling $111.3 million, which was primarily funded by an incremental term loan.

Share Repurchases

On February 24, 2016, our board of directors authorized a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program, as amended on August 3, 2016, authorized the Company to purchase shares of its common stock for an aggregate repurchase price not to exceed $35.0 million. Subject to applicable rules and regulations, shares could be repurchased through open market purchases, privately negotiated transactions, or otherwise. On November 3, 2016, the Company suspended the Share Repurchase Program due to the pending merger with American Axle & Manufacturing Holdings, Inc.  As of December 31, 2016, cumulative shares repurchased totaled 1,898,261 shares at an average purchase price per share of $15.56. The repurchased shares are presented as common stock held in treasury, at cost, on the consolidated balance sheets.

Changes in Accumulated Other Comprehensive Loss Attributable to Stockholders, Net of Tax

	Foreign Currency Items	Defined Benefit Items	Total	Total Attributable to Noncontrolling Interest	Total Attributable to Stockholders
	(In millions)
Balance, December 31, 2013	$(3.8)	0.4	(3.4)	(0.1)	(3.3)
Other comprehensive income before reclassifications	(23.9)	(8.2)	(32.1)	—	(32.1)
Reclassifications	—	0.2	0.2	—	0.2
Balance, December 31, 2014	(27.7)	(7.6)	(35.3)	(0.1)	(35.2)
Other comprehensive income before reclassifications	(24.3)	1.8	(22.5)	—	(22.5)
Reclassifications	—	0.4	0.4	—	0.4
Balance, December 31, 2015	(52.0)	(5.4)	(57.4)	(0.1)	(57.3)
Other comprehensive income before reclassifications	(21.7)	(4.8)	(26.5)	(0.1)	(26.4)
Reclassifications	—	0.2	0.2	—	0.2
Balance, December 31, 2016	$(73.7)	(10.0)	(83.7)	(0.2)	(83.5)

(14) Net Income Per Share Attributable to Stockholders (“EPS”)

The Company’s basic and diluted EPS were calculated as follows:

	2016	2015	2014
	(In millions, except per share data)
Weighted-average shares outstanding
Basic	67.5	67.3	67.1
Equivalent shares for outstanding stock-based compensation awards	1.8	2.4	1.4
Diluted	69.3	69.7	68.5
Net income attributable to stockholders	$96.3	125.4	72.9
EPS
Basic	$1.43	1.86	1.09
Diluted	1.39	1.80	1.06

For 2014, the weighted average shares outstanding were retrospectively adjusted to reflect MPG common stock outstanding upon completion of the Combination and the Stock Split; the equivalent shares for outstanding stock-based compensation awards were retrospectively adjusted to reflect the conversion of those awards into options to purchase shares of Common Stock of MPG and the Stock Split.

The number of equivalent shares excluded from the calculation as they were anti-dilutive was 0.1 million for 2016, de minimis for 2015, and 0.8 million for 2014.

(15) Other, net

	2016	2015	2014
	(In millions)
Foreign currency (gains) losses	$(15.3)	(18.3)	(15.7)
Accounts receivable factoring commission	0.8	0.8	1.0
Debt transaction expenses	—	1.7	3.0
Other	2.6	0.4	0.4
Total other, net	$(11.9)	(15.4)	(11.3)

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

The following table summarizes the terms of the Restricted Shares:

Vesting Terms	Number of Shares	Grant-date Fair Value
	(In thousands)
1/3rd per year on grant-date anniversary	433	$15.81
1/3rd per year on grant-date anniversary	22	15.95
1/3rd per year on grant-date anniversary	445	15.08
1/3rd per year on grant-date anniversary	465	20.02
1/3rd per year on grant-date anniversary	305	18.90
1/4th on the 1st grant-date anniversary and 3/4th on the 2nd grant-date anniversary	567	15.00
1/3rd per year on grant-date anniversary	280	15.00
	2,517

The Restricted Shares are being expensed based on their grant-date fair values on a straight-line basis over the requisite service period for the entire award. The grant-date fair values were determined using the fair value of the Company’s common stock as of the grant date.

Changes in the number of Restricted Shares outstanding for the years ended December 31, 2016 and 2015 were as follows:

	Number of Shares	Weighted Average Grant-date Fair Value	Fair Value of Shares Vested
	(In thousands)		(In millions)
Balance, December 31, 2014	847	$15.00
Granted	770	19.58
Vested	(424)	16.20	$7.8
Forfeited	(28)	16.30
Balance, December 31, 2015	1,165	17.47
Granted	900	15.45
Vested	(571)	16.65	$10.9
Forfeited	(24)	16.42
Balance, December 31, 2016	1,470	$16.56

Options

The Company has granted options to certain employees to purchase shares of its common stock with the following terms:

Vesting Terms	Number of Options	Weighted Average Exercise Price	Contractual Terms
	(In thousands)		(In years)
1/3rd per year on grant-date anniversary	389	$15.81	10
1/3rd per year on grant-date anniversary	352	$15.08	10
1/3rd per year on grant-date anniversary	438	$18.90	10
100% upon grant	635	20.00	10
1/3rd per year on grant-date anniversary	560	20.00	10
1/5th upon grant and 1/5th on December 6th of following 4 years	357	20.00	10
1/5th per year on the anniversary of the original grant date	4,405	6.32	10
100% on the seventh anniversary of the original grant date	485	18.66	10
	7,621

All options are being expensed on their grant-date fair values on a straight-line basis over the requisite service period for the entire award.  The grant-date fair values of the options were determined using a Black-Scholes valuation model based on the following weighted average assumptions:

	Original Grant Year
	2016	2015	2014
Grant-date fair value (per share)	$5.59	9.03	12.66
Exercise price	$15.46	18.90	18.66
Expected term	6 years	6 years	7 years
Risk-free rate	1.4%	1.8%	2.0%
Expected volatility	47.0%	60.0%	65.0%
Expected dividend yield	2.3%	1.9%	0.0%

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

Options Outstanding

Changes in the number of Options outstanding for the years ended December 31, 2016 and 2015 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Balance, December 31, 2014	6,442	$10.54	8.5	$49.2
Options exercisable, December 31, 2014	1,938	$10.60	8.2	$15.2
Granted	438	18.90
Exercised	(566)	5.50		8.6
Forfeited	(45)	10.12
Balance, December 31, 2015	6,269	$11.58	7.6	$45.5
Options exercisable, December 31, 2015	3,400	$10.82	7.4	$27.6
Granted	741	15.46
Exercised	(1,333)	6.97		14.3
Forfeited	(87)	14.58
Balance, December 31, 2016	5,590	$13.15	6.9	$54.8
Options exercisable, December 31, 2016	2,998	$12.46	6.2	$31.5

Proceeds and tax benefit realized from the exercise of stock options during the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
	(In millions)
Proceeds from the exercise of stock options - gross	$9.3	3.0	—
Tax benefit	4.6	2.7	—

Stock-based Compensation Expense

	2016	2015	2014
	(In millions)
Restricted shares	$10.2	11.9	0.3
Options	7.3	15.8	17.0
Total	$17.5	27.7	17.3
Tax benefit	$6.5	10.3	5.4

Compensation expense associated with the outstanding stock-based awards was recognized within selling, general and administrative expenses. Total unrecognized compensation cost related to non-vested awards as of December 31, 2016 was approximately $31.0 million, which is expected to be recognized ratably over the remaining vesting terms.

In 2015, the Company modified 297,378 restricted shares and 1,387,087 options in connection with employee separation agreements.  In accordance with these agreements, all non-vested awards vested immediately at the date of separation.  In addition, the terms of the options were modified from the original term to exercise of 30 days after separation to a term of three or five years based on the respective separation agreement. The modification, which affected five participants, resulted in additional compensation expense related to restricted shares and options of approximately $4.1 million and $7.6 million, respectively, for the year ended December 31, 2015.

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

(17) Income Taxes

	2016	2015	2014
	(In millions)
Income (loss) before income taxes:
Domestic	$53.5	97.8	(8.8)
Foreign	81.8	76.1	63.0
	$135.3	173.9	54.2
Provision (benefit) for income taxes:
Currently payable:
Federal	$21.9	31.7	43.8
Foreign	27.5	23.6	18.8
State and local	2.9	8.4	7.0
	52.3	63.7	69.6
Deferred:
Federal	(9.3)	(14.3)	(81.5)
Foreign	(4.5)	4.0	(0.4)
State and local	(0.1)	(5.3)	(6.8)
	(13.9)	(15.6)	(88.7)
Total income tax expense (benefit)	$38.4	48.1	(19.1)

The components of deferred taxes as of December 31 were as follows:

	2016	2015
	(In millions)
Deferred tax assets:
Inventories	$4.3	4.6
Property and equipment	3.1	3.0
Accrued liabilities and other long-term liabilities	14.1	13.0
Net operating losses	17.9	12.9
Capitalized transactions costs	7.0	5.5
Defined benefit pension plans	11.9	6.6
Stock-based compensation	14.2	14.2
Other	6.0	11.2
	78.5	71.0
Valuation allowance	(15.3)	(11.8)
	63.2	59.2
Deferred tax liabilities:
Property and equipment	90.1	91.2
Intangible assets	169.6	181.7
Investments in foreign subsidiaries	3.9	2.2
Debt issuance costs	2.0	5.0
Other	13.9	8.7
	279.5	288.8
Net deferred tax liability	$216.3	229.6

The balance sheet presentation of net deferred tax liability follows:

	2016	2015
	(In millions)
Assets:
Deferred income taxes	$7.4	1.7
Liabilities:
Deferred income taxes	223.7	231.3
Net deferred tax liability	$216.3	229.6

The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes allocated to income from continuing operations:

	2016	2015	2014
	(In millions)
U.S. federal statutory rate	35%	35%	35%
Tax at U.S. federal statutory rate	$47.3	60.9	19.0
Lower effective foreign tax rate	(7.7)	(6.9)	(6.1)
Change in valuation allowance	3.6	2.4	4.8
Nondeductible transaction/other expenses	3.1	1.7	3.6
Non-taxable income	(2.8)	(2.6)	(2.9)
Foreign tax credit - net	(2.6)	—	—
Tax holidays, credits and incentives	(2.5)	(1.4)	(4.7)
Domestic production activities deduction	(2.3)	(3.6)	(2.3)
Changes in unrecognized tax benefits	(1.9)	0.6	(2.2)
Deferred tax on outside basis of foreign shares	1.8	(3.0)	(31.6)
State and local taxes, net of federal tax benefit	1.1	4.3	(1.4)
Changes in prior-year estimates	0.4	(4.2)	2.6
Other, net	0.9	(0.1)	(2.2)
Goodwill impairment	—	—	4.3
Income tax expense (benefit)	$38.4	48.1	(19.1)

As of December 31, 2016, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $265 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested. Such amounts could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. If a U.S. deferred tax liability were to be recorded on those basis differentials, the estimated tax liability would approximate $24.8 million. For those wholly owned foreign subsidiaries where basis differentials are not indefinitely reinvested, the Company provides deferred income taxes on the basis differentials. As of December 31, 2016 and 2015, this deferred income tax liability totaled $3.9 million and $2.2 million, respectively.

The Protecting Americans from Tax Hikes Act of 2015 extended the “look-through” rule under subpart F of the U.S. Internal Revenue Code through 2019. The “look-through rule” provides an exception to the U.S. taxation of certain income generated by foreign subsidiaries. As a result of this change in law, the Company recorded a $3.2 million income tax benefit in 2015, to derecognize a portion of the deferred tax liabilities previously recorded.

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

As of December 31, 2016 and 2015, certain foreign subsidiaries have NOL carryforward balances totaling $57.6 million and $40.2 million, respectively. Of the December 31, 2016 balance, foreign NOL carryforwards totaling $5.4 million will expire in various years ranging from 2018 through 2025, while the remaining balance of $52.3 million has no expiration date.

The Company continues to maintain a valuation allowance related to its net deferred tax assets in multiple jurisdictions. As of December 31, 2016 and 2015, the Company had valuation allowances of $15.3 million and $11.8 million, respectively, primarily related to tax loss and credit carryforwards.

For its U.S. federal income tax provision, the Company has recorded a research and experimentation tax credit of $2.4 million and $1.3 million for the year ended December 31, 2016 and 2015, respectively.

A reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31 follows:

	2016	2015	2014
	(In millions)
Beginning balance	$7.2	7.4	9.6
Additions to tax positions related to the current period	0.5	0.3	0.3
Additions to tax positions related to the prior period	0.2	0.4	0.3
Reductions in tax positions resulting from settlements with taxing authorities	(3.5)	—	(1.3)
Reductions in tax positions resulting from a lapse of the statute of limitations	(0.1)	—	(0.2)
Other	(0.2)	(0.9)	(1.3)
Ending balance	$4.1	7.2	7.4

The reserve for unrecognized tax benefits totaled $4.1 million and $4.5 million as of December 31, 2016 and 2015, respectively. This reserve primarily consists of foreign tax contingencies related to ongoing tax audits. Additionally, as of December 31, 2015, deferred tax assets related to net operating losses were reduced by $2.7 million. The deferred tax assets were re-established during the year ended December 31, 2016 due to a favorable resolution of an audit issue for one of the Company’s foreign subsidiaries. All of the Company’s unrecognized tax benefits would, if recognized, reduce its effective tax rate. In connection with the Metaldyne Transaction, the former owner’s stockholders have indemnified Metaldyne for certain pre-closing taxes. An indemnification asset of $4.7 million and $7.6 million related to the foreign tax contingencies, including interest and penalties, is recorded in receivables, net as of December 31, 2016 and 2015, respectively.

The Company recognizes both interest and penalties accrued with respect to an underpayment of income taxes as income tax expense. Related to the unrecognized tax benefits noted above, the amount of interest and penalty expense was $0.1 million, $0.2 million, and $0.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. The accrued liability for penalties and interest as of December 31, 2016, 2015 and 2014 was $1.4 million, $1.3 million and $1.1 million, respectively.

The Company has open tax years from 2004 to 2016 with varying taxing jurisdictions where taxes remain subject to examination including, but not limited to, the United States of America, Spain, France, Germany, and India. All necessary adjustments for the anticipated outcomes of ongoing examinations have been properly addressed or accrued. As of December 31, 2016 and 2015, since existing examinations remain pending, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits over the next twelve months.

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

The straight-line method is used to amortize prior service amounts and unrecognized net actuarial (gains) losses.

Changes in projected benefit obligations and plan assets for the years ended December 31 were as follows:

	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In millions)
Accumulated benefit obligation at the end of the year	$32.1	52.9	32.8	49.6
Change in projected benefit obligation:
Beginning projected benefit obligation	$32.8	52.1	36.6	56.8
Service cost	—	1.2	—	1.2
Interest cost	1.3	1.7	1.3	1.7
Actuarial (gain) loss	0.3	8.3	(1.3)	(2.9)
Benefits paid	(1.4)	(1.7)	(1.2)	(2.0)
Effect of settlements	(0.9)	—	(2.6)	—
Other adjustments	—	—	—	1.7
Exchange rate changes	—	(6.5)	—	(4.4)
Ending projected benefit obligation	32.1	55.1	32.8	52.1
Change in plan assets:
Beginning fair value of plan assets	$23.9	27.6	27.3	29.2
Actual return on plan assets	1.1	3.4	(0.3)	0.1
Employer contributions	—	1.5	0.7	1.8
Benefits paid	(1.4)	(1.7)	(1.2)	(2.0)
Effect of settlements	(0.9)	—	(2.6)	—
Exchange rate changes	—	(4.6)	—	(1.5)
Ending fair value of plan assets	$22.7	26.2	23.9	27.6

Amounts recognized on the consolidated balance sheets as of December 31 were as follows:

	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In millions)
Amounts recognized in liabilities:
Current liabilities	$—	(0.4)	—	(0.4)
Noncurrent liabilities	(9.4)	(28.6)	(8.9)	(24.2)
Funded status	(9.4)	(29.0)	(8.9)	(24.6)
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	4.2	9.7	3.7	4.0
Total recognized on the consolidated balance sheets	$(5.2)	(19.3)	(5.2)	(20.6)

The current portion of the above retirement benefit liabilities is recognized in accrued liabilities and the noncurrent portion is recognized in other long-term liabilities.

Changes in accumulated other comprehensive income for the years ended December 31 were as follows:

	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In millions)
Beginning accumulated other comprehensive income	$3.7	4.0	3.5	5.7
Current period (gain) loss	0.5	6.5	0.2	(1.1)
Exchange rate changes	—	(0.8)	—	(0.6)
Ending accumulated other comprehensive income	$4.2	9.7	3.7	4.0

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost in 2017 are de minimis for the U.S. plans and $0.3 million for the non-U.S. plans.

Weighted average assumptions used to determine the benefit obligations as of December 31 were as follows:

	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.94%	2.53%	4.10%	3.46%
Rate of compensation increase	Not applicable	4.47	Not applicable	4.65

Weighted average assumptions used to determine net periodic benefit cost for the periods ended of December 31 were as follows:

	2016		2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.10%	3.46%	3.77%	3.22%	4.04%	4.26%
Expected long-term return of plan assets	7.25	6.34	7.25	6.80	7.25	6.77
Rate of compensation increase	Not applicable	4.65	Not applicable	4.46	Not applicable	4.80

The discount rate used was determined based upon available yields for high quality corporate and government bonds of the plan countries, utilizing similar durations/terms and currencies of the plan liabilities. The non-U.S. country specific rates are weighted by projected benefit obligation to arrive at a single weighted average rate.

The expected long-term rate of return for the plans’ total assets is based on the expected return of each of the below asset categories, weighted based on the target allocation for each class. Equity securities and growth assets are expected to return 6% to 8% over the long-term, while debt securities and liability matching assets are expected to return between 2% and 4%.

The rate of compensation increase for the U.S. plans is not applicable as the plans’ benefits are based upon credited years of service.

Net periodic benefit cost for the periods ended of December 31 was as follows:

	2016		2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In millions)
Service cost	$—	1.2	—	1.2	0.1	1.2
Interest cost	1.3	1.7	1.3	1.7	0.8	2.1
Expected return on plan assets	(1.4)	(1.6)	(1.6)	(1.9)	(1.0)	(1.8)
Amortization of net actuarial gain (loss)	0.1	—	—	0.1	—	—
Effect of settlement	0.1	—	0.4	—	—	—
Net periodic benefit cost	$0.1	1.3	0.1	1.1	(0.1)	1.5

The weighted average asset allocations as of December 31 were as follows:

	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Asset category:
Equity securities	52%	75%	51%	77%
Fixed income securities	40	22	39	16
Real estate	8	—	10	—
Cash	—	2	—	4
Other	—	1	—	3
Total	100%	100%	100%	100%

Certain policies are established to provide for growth of capital with a moderate level of volatility by investing assets per the target allocations. The plans’ asset allocation percentages at December 31, 2016 and 2015 approximated the target asset allocation ranges. The targeted asset allocations and the investment policies are reviewed periodically to determine if the policies should be changed.

Fair value measurements for plan assets as of December 31, 2016 were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Asset category:
U.S. Plans
Mutual funds:
Equity securities	$11.8	—	11.8	—
Fixed income securities	9.1	—	9.1	—
Real estate	1.8	—	0.4	1.4
Total	$22.7	—	21.3	1.4
Non-U.S. Plans
Cash and cash equivalents	$0.5	0.5	—	—
Mutual funds (non-U.S.):
Equity securities	18.5	—	18.5	—
Fixed income securities	5.9	—	5.9	—
Mixed asset mutual funds (equity/fixed income)	1.3	—	1.3	—
Total	$26.2	0.5	25.7	—

Fair value measurements for plan assets as of December 31, 2015 were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Asset category:
U.S. Plans
Mutual funds:
Equity securities	$12.1	—	12.1	—
Fixed income securities	9.3	—	9.3	—
Real estate	2.5	—	1.2	1.3
Total	$23.9	—	22.6	1.3
Non-U.S. Plans
Cash and cash equivalents	$1.0	1.0		—
Mutual funds (non-U.S.):
Equity securities	21.4	—	21.4	—
Fixed income securities	4.3	—	4.3	—
Mixed asset mutual funds (equity/fixed income)	0.9	—	0.9	—
Total	$27.6	1.0	26.6	—

Level 1 assets include cash and cash equivalents and are valued at cost. Level 2 assets include investments in mutual funds and are valued using observable market inputs. Level 3 assets include investments in real estate and are valued using unobservable inputs that are significant to the overall fair value measurement.

The following table summarizes the changes in Level 3 assets:

(In millions)
Balance as of December 31, 2015	$1.3
Return on plan assets	0.1
Purchases	0.1
Sales	(0.1)
Balance as of December 31, 2016	$1.4

Contributions to the U.S. plans and the non-U.S. plans in 2017 are estimated to be $0.3 and $0.8 million, respectively. Contributions are expected to meet or exceed the minimum funding requirements of the relevant governmental authorities. Contributions may be made in excess of the minimum funding requirements in response to the plans’ investment performance, to achieve funding levels required by defined benefit plan arrangements or when deemed to be financially advantageous to do so based on their other cash requirements.

The following payments, which reflect expected future service, as appropriate, are expected to be paid by the plans:

	U.S.	Non-U.S.
	(In millions)
December 31:
2017	$1.8	1.5
2018	1.5	1.6
2019	1.5	1.6
2020	1.6	1.7
2021	1.7	1.9
2022–2026	9.4	10.5

Defined Contribution Plans

The Company sponsors a number of qualified defined contribution personal savings plans for U.S. hourly and salaried employees. These plans allow eligible employees to contribute a portion of their compensation into the plans and generally provide employer matching contributions. In addition to the employer match, for certain of the plans, a contribution is made for each participant based on a dollar amount per hour worked. Contributions were $6.4 million for 2016, $7.6 million for 2015, and $6.7 million for 2014 .

(19) Fair Value Measurements

The carrying value and fair value of the notes and term loans as of December 31 were as follows:

	2016
	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Value	Fair Value
	(In millions)
Registered Notes	$600.0	(9.2)	—	590.8	625.5
USD Term Loan	1,011.5	(7.6)	(4.7)	999.2	1,017.8
Euro Term Loan	233.3	(0.1)	(0.9)	232.3	234.8

	2015
	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Value	Fair Value
	(In millions)
Registered Notes	$600.0	(10.4)	—	589.6	605.9
USD Term Loan	1,022.2	(9.1)	(5.6)	1,007.5	1,000.5
Euro Term Loan	244.1	(0.1)	(1.1)	242.9	243.2

The fair values of the Registered Notes and term loans were estimated using quoted market prices. As the markets for this debt are not active, the debt is categorized as Level 2 within the fair value hierarchy.

The fair value of the Company’s other financial instruments, cash and cash equivalents, revolving lines of credit and other long-term debt, are estimated to equal their carrying values due to their short-term nature.

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

Definitive Merger Agreement

On November 3, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, American Axle & Manufacturing Holdings, Inc. (“American Axle”) and Alpha SPV I, Inc. (“Merger Sub”), a wholly owned subsidiary of American Axle, pursuant to which American Axle will acquire all of the outstanding equity of the Company.

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

The consummation of the Merger and the transactions contemplated by the Merger Agreement are subject to the satisfaction of customary closing conditions, including the receipt of Mexican antitrust approval, the approval of the Merger Agreement by the requisite vote of the Company’s stockholders and approval of the issuance of shares of common stock of American Axle to the Company’s stockholders in the Merger by the requisite vote of American Axle’s stockholders.

(21) Related Party Transactions

HHI, Metaldyne and Grede were parties to management services agreement with American Securities. Advisory and management fees and expenses totaling $14.7 million for 2014 were paid to American Securities under the agreements. These agreements were terminated upon completion of the initial public offering of the Company’s common stock on December 12, 2014.  As of December 31, 2016 there were no amounts due to American Securities.

As of December 31, 2016, affiliates of American Securities held 76.0% of the outstanding common stock of the Company.

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

Segment information for 2016, 2015 and 2014 was as follows:

	2016					December 31, 2016
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Expenditures	Depreciation/ Amortization	Total Assets
	(In millions)
HHI	$834.9	8.1	161.2	55.9	77.0	$850.8
Metaldyne	1,168.5	1.3	220.5	100.2	74.6	1,286.2
Grede	787.3	0.4	111.3	36.8	69.2	945.5
Elimination and other	—	(9.8)	—	1.6	0.5	108.0
Total	$2,790.7	—	493.0	194.5	221.3	$3,190.5

	2015					December 31, 2015
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Expenditures	Depreciation/ Amortization	Total Assets
	(In millions)
HHI	$984.8	8.9	199.8	69.9	79.1	$905.5
Metaldyne	1,155.7	1.2	205.7	85.4	78.2	1,243.8
Grede	906.8	0.3	132.7	69.0	72.4	954.6
Elimination and other	—	(10.4)	—	2.0	0.1	53.7
Total	$3,047.3	—	538.2	226.3	229.8	$3,157.6

	2014					December 31, 2014
	External Sales	Intersegment Sales	Adjusted EBITDA	Capital Expenditures	Depreciation/ Amortization	Total Assets
	(In millions)
HHI	$968.5	9.0	193.5	61.6	76.9	$944.1
Metaldyne	1,176.4	1.2	202.3	70.5	92.4	1,216.4
Grede	572.1	—	82.8	24.3	41.5	982.0
Elimination and other	—	(10.2)	—	—	—	60.9
Total	$2,717.0	—	478.6	156.4	210.8	$3,203.4

Elimination and other above reflects the elimination of intercompany sales, payables and receivables and assets held by the parent company. Assets held by the parent company primarily consist of cash and cash equivalents, and deferred tax assets.

Reconciliation of Adjusted EBITDA to income before tax follows:

	2016	2015	2014
	(In millions)
Adjusted EBITDA	$493.0	538.2	478.6
Interest expense, net	(103.5)	(107.5)	(99.9)
Depreciation and amortization	(221.3)	(229.8)	(210.8)
Loss on debt extinguishment	—	(0.4)	(60.7)
Gain (loss) on foreign currency	14.6	20.2	15.7
Loss on fixed assets	(5.3)	(2.8)	(2.1)
Debt transaction expenses	—	(1.7)	(3.0)
Stock-based compensation	(17.5)	(27.7)	(17.3)
Sponsor management fees	—	—	(5.1)
Non-recurring acquisition and purchase accounting items	(8.2)	(3.0)	(23.0)
Non-recurring operational items	(16.5)	(11.6)	(18.2)
Income before tax	$135.3	173.9	54.2

The following table presents total assets, long-lived assets and net assets by geographic area, attributed to each subsidiary’s continent of domicile as of December 31, 2016 and 2015.

	2016			2015
	Total assets	Noncurrent assets	Net assets	Total assets	Noncurrent assets	Net assets
	(In millions)
United States of America	2,571.7	2,076.8	258.0	2,592.4	2,111.1	264.4
Europe	313.5	171.6	213.1	304.9	173.4	211.2
Other foreign	305.3	150.4	208.1	260.3	137.1	163.4
Total foreign	618.8	322.0	421.2	565.2	310.5	374.6
Total	3,190.5	2,398.8	679.2	3,157.6	2,421.6	639.0

The following table presents the net sales by geographic area, attributed to each subsidiary’s continent of domicile:

	2016	2015	2014
	(In millions)
United States of America	$2,082.2	2,349.7	2,035.9
Europe	378.1	365.3	403.5
Other foreign	330.4	332.3	277.6
Total foreign	708.5	697.6	681.1
Total	$2,790.7	3,047.3	2,717.0

During 2016, direct sales to two customers accounted for 25% and 21% of net sales, respectively.

(23) Summarized Quarterly Financial Information (Unaudited)

	2016 Quarter Ended
	April 3	July 3	October 2	December 31	Full Year
	(In millions, except EPS amounts)
Net sales	$739.5	728.4	676.2	646.6	$2,790.7
Gross profit	136.5	130.3	106.4	96.0	469.2
Net income attributable to stockholders	24.9	35.5	19.3	16.6	96.3
Basic EPS	0.37	0.52	0.29	0.25	1.43
Diluted EPS	0.36	0.51	0.28	0.24	1.39

	2015 Quarter Ended
	March 29	June 28	September 27	December 31	Full Year
	(In millions, except EPS amounts)
Net sales	$765.2	800.2	746.6	735.3	$3,047.3
Gross profit	128.5	142.1	126.2	119.2	516.0
Net income attributable to stockholders	32.4	44.1	28.2	20.7	125.4
Basic EPS	0.48	0.66	0.42	0.30	1.86
Diluted EPS	0.47	0.64	0.41	0.29	1.80

(24) Guarantor Condensed Consolidating Financial Information

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

Condensed Consolidating Balance Sheet

December 31, 2016

(In millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	83.8	0.9	125.0	—	209.7
Receivables, net:
Trade	—	—	231.5	83.6	(0.5)	314.6
Other	—	—	92.7	20.6	(78.5)	34.8
Total receivables, net	—	—	324.2	104.2	(79.0)	349.4
Inventories	—	—	118.1	50.3	—	168.4
Prepaid expenses	—	1.7	7.8	2.0	—	11.5
Other assets	20.8	—	15.3	16.6	—	52.7
Total current assets	20.8	85.5	466.3	298.1	(79.0)	791.7
Property and equipment, net	—	3.1	567.2	261.3	—	831.6
Goodwill	—	—	673.2	234.5	—	907.7
Amortizable intangible assets, net	—	—	506.8	132.3	—	639.1
Deferred income taxes	14.2	—	—	7.4	(14.2)	7.4
Other assets	—	2.0	10.3	0.7	—	13.0
Intercompany receivables	93.4	1,618.2	—	8.3	(1,719.9)	—
Investment in subsidiaries	685.6	826.9	696.7	—	(2,209.2)	—
Total assets	$814.0	2,535.7	2,920.5	942.6	(4,022.3)	3,190.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	1.2	169.4	127.8	(37.9)	260.5
Accrued compensation	—	3.2	34.3	12.1	—	49.6
Accrued liabilities	0.8	20.7	32.1	63.5	(40.0)	77.1
Short-term debt	—	—	—	2.1	(1.1)	1.0
Current maturities, long-term debt and capital lease obligations	—	13.1	—	0.1	—	13.2
Total current liabilities	0.8	38.2	235.8	205.6	(79.0)	401.4
Long-term debt, less current maturities	—	1,809.2	—	—	—	1,809.2
Capital lease obligations	—	—	22.7	—	—	22.7
Deferred income taxes	—	2.0	228.2	7.7	(14.2)	223.7
Other long-term liabilities	—	0.7	24.4	29.2	—	54.3
Intercompany payables	137.4	—	1,582.5	—	(1,719.9)	—
Total liabilities	138.2	1,850.1	2,093.6	242.5	(1,813.1)	2,511.3
Stockholders’ equity:
Total equity attributable to stockholders	675.8	685.6	826.9	696.7	(2,209.2)	675.8
Noncontrolling interest	—	—	—	3.4	—	3.4
Total stockholders’ equity	675.8	685.6	826.9	700.1	(2,209.2)	679.2
Total liabilities and stockholders’ equity	$814.0	2,535.7	2,920.5	942.6	(4,022.3)	3,190.5

Condensed Consolidating Balance Sheet

December 31, 2015

(In millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	50.5	10.8	106.9	—	168.2
Receivables, net:
Trade	—	—	242.4	67.7	(1.0)	309.1
Other	0.1	—	70.9	19.8	(55.4)	35.4
Total receivables, net	0.1	—	313.3	87.5	(56.4)	344.5
Inventories	—	—	139.1	47.7	—	186.8
Prepaid expenses	—	3.2	7.4	4.4	—	15.0
Other assets	5.3	—	8.6	7.6	—	21.5
Total current assets	5.4	53.7	479.2	254.1	(56.4)	736.0
Property and equipment, net	—	2.0	546.3	237.7	—	786.0
Goodwill	—	—	673.2	234.5	—	907.7
Amortizable intangible assets, net	—	—	561.7	147.2	—	708.9
Deferred income taxes	14.2	—	—	1.7	(14.2)	1.7
Other assets	—	2.8	14.2	0.3	—	17.3
Intercompany receivables	56.2	1,734.6	—	5.0	(1,795.8)	—
Investment in subsidiaries	619.0	695.9	673.8	—	(1,988.7)	—
Total assets	$694.8	2,489.0	2,948.4	880.5	(3,855.1)	3,157.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	1.0	165.7	105.0	(22.8)	248.9
Accrued compensation	—	4.4	38.5	12.3	—	55.2
Accrued liabilities	0.5	19.1	27.2	53.6	(33.6)	66.8
Short-term debt	—	—	—	0.7	—	0.7
Current maturities, long-term debt and capital lease obligations	—	13.2	1.1	0.2	—	14.5
Total current liabilities	0.5	37.7	232.5	171.8	(56.4)	386.1
Long-term debt, less current maturities	—	1,826.9	—	0.2	—	1,827.1
Capital lease obligations	—	—	22.5	—	—	22.5
Deferred income taxes	—	5.0	233.4	7.1	(14.2)	231.3
Other long-term liabilities	—	0.4	26.5	24.7	—	51.6
Intercompany payables	58.2	—	1,737.6	—	(1,795.8)	—
Total liabilities	58.7	1,870.0	2,252.5	203.8	(1,866.4)	2,518.6
Stockholders’ equity:
Total equity attributable to stockholders	636.1	619.0	695.9	673.8	(1,988.7)	636.1
Noncontrolling interest	—	—	—	2.9	—	2.9
Total stockholders’ equity	636.1	619.0	695.9	676.7	(1,988.7)	639.0
Total liabilities and stockholders’ equity	$694.8	2,489.0	2,948.4	880.5	(3,855.1)	3,157.6

Condensed Consolidating Statements of Operations

(In millions)

For the Year Ended December 31, 2016	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	—	2,182.5	752.4	(144.2)	2,790.7
Cost of sales	—	—	1,838.6	627.1	(144.2)	2,321.5
Gross profit	—	—	343.9	125.3	—	469.2
Selling, general and administrative expenses	—	—	197.5	44.8	—	242.3
Operating profit	—	—	146.4	80.5	—	226.9
Interest expense, net	—	98.7	(3.6)	8.4	—	103.5
Other, net	(4.3)	(8.3)	(4.3)	5.0	—	(11.9)
Other expense, net	(4.3)	90.4	(7.9)	13.4	—	91.6
Income (loss) before tax	4.3	(90.4)	154.3	67.1	—	135.3
Income tax expense (benefit)	1.1	(26.1)	44.5	18.9	—	38.4
Income (loss) before from equity in subsidiaries	3.2	(64.3)	109.8	48.2	—	96.9
Earnings from equity in subsidiaries	93.1	157.4	47.6	—	(298.1)	—
Net income	96.3	93.1	157.4	48.2	(298.1)	96.9
Income attributable to noncontrolling interest	—	—	—	0.6	—	0.6
Net income attributable to stockholders	$96.3	93.1	157.4	47.6	(298.1)	96.3

For the Year Ended December 31, 2015	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	—	2,432.3	739.7	(124.7)	3,047.3
Cost of sales	—	—	2,034.4	621.6	(124.7)	2,531.3
Gross profit	—	—	397.9	118.1	—	516.0
Selling, general and administrative expenses	—	—	205.5	44.1	—	249.6
Operating profit	—	—	192.4	74.0	—	266.4
Interest expense, net	—	102.2	(4.2)	9.5	—	107.5
Loss on debt extinguishment	—	0.4	—	—	—	0.4
Other, net	—	(8.2)	(10.6)	3.4	—	(15.4)
Other expense, net	—	94.4	(14.8)	12.9	—	92.5
Income (loss) before tax	—	(94.4)	207.2	61.1	—	173.9
Income tax expense (benefit)	—	(30.9)	56.2	22.8	—	48.1
Income (loss) before from equity in subsidiaries	—	(63.5)	151.0	38.3	—	125.8
Earnings from equity in subsidiaries	125.4	188.9	37.9	—	(352.2)	—
Net income	125.4	125.4	188.9	38.3	(352.2)	125.8
Income attributable to noncontrolling interest	—	—	—	0.4	—	0.4
Net income attributable to stockholders	$125.4	125.4	188.9	37.9	(352.2)	125.4

Condensed Consolidating Statements of Operations

(In millions)

For the Year Ended December 31, 2014	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	—	2,109.6	723.7	(116.3)	2,717.0
Cost of sales	—	—	1,793.4	617.0	(116.3)	2,294.1
Gross profit	—	—	316.2	106.7	—	422.9
Selling, general and administrative expenses	—	—	157.2	37.4	—	194.6
Goodwill impairment	—	—	11.8	—	—	11.8
Acquisition costs	—	—	13.0	—	—	13.0
Operating profit	—	—	134.2	69.3	—	203.5
Interest expense, net	—	22.3	67.4	10.2	—	99.9
Loss on debt extinguishment	—	—	60.7	—	—	60.7
Other, net	—	—	(16.3)	5.0	—	(11.3)
Other expense, net	—	22.3	111.8	15.2	—	149.3
Income (loss) before tax	—	(22.3)	22.4	54.1	—	54.2
Income tax expense (benefit)	—	(8.8)	(26.8)	16.5	—	(19.1)
Income (loss) before from equity in subsidiaries	—	(13.5)	49.2	37.6	—	73.3
Earnings from equity in subsidiaries	72.9	86.4	37.2	—	(196.5)	—
Net income	72.9	72.9	86.4	37.6	(196.5)	73.3
Income attributable to noncontrolling interest	—	—	—	0.4	—	0.4
Net income attributable to stockholders	72.9	72.9	86.4	37.2	(196.5)	72.9

Condensed Consolidating Statements of Comprehensive Income

(In millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
For the year ended December 31, 2016
Net income	$96.3	93.1	157.4	48.2	(298.1)	96.9
Other comprehensive loss, net of tax:
Foreign currency translation	(21.7)	(22.0)	(22.0)	(20.3)	64.3	(21.7)
Net actuarial gain on defined benefit plans	(4.8)	(4.8)	(4.8)	(4.3)	13.9	(4.8)
Losses on defined benefit plans recognized in net income	0.2	0.2	0.2	—	(0.4)	0.2
Other comprehensive loss, net of tax	(26.3)	(26.6)	(26.6)	(24.6)	77.8	(26.3)
Comprehensive income	70.0	66.5	130.8	23.6	(220.3)	70.6
Less comprehensive income attributable to noncontrolling interest	—	—	—	0.5	—	0.5
Comprehensive income attributable to stockholders	$70.0	66.5	130.8	23.1	(220.3)	70.1
For the year ended December 31, 2015
Net income	$125.4	125.4	188.9	38.3	(352.2)	125.8
Other comprehensive loss, net of tax:
Foreign currency translation	(24.3)	(25.0)	(25.0)	(21.8)	71.8	(24.3)
Net actuarial gain on defined benefit plans	1.8	1.8	1.8	1.1	(4.7)	1.8
Losses on defined benefit plans recognized in net income	0.4	0.4	0.4	—	(0.8)	0.4
Other comprehensive loss, net of tax	(22.1)	(22.8)	(22.8)	(20.7)	66.3	(22.1)
Comprehensive income	103.3	102.6	166.1	17.6	(285.9)	103.7
Less comprehensive income attributable to noncontrolling interest	—	—	—	0.4	—	0.4
Comprehensive income attributable to stockholders	$103.3	102.6	166.1	17.2	(285.9)	103.3
For the year ended December 31, 2014
Net income	$72.9	72.9	86.4	37.6	(196.5)	73.3
Other comprehensive loss, net of tax:
Foreign currency translation	(23.9)	(23.5)	(23.5)	(22.2)	69.2	(23.9)
Net actuarial loss on defined benefit plans	(8.0)	(8.0)	(8.0)	(4.7)	20.7	(8.0)
Other comprehensive loss, net of tax	(31.9)	(31.5)	(31.5)	(26.9)	89.9	(31.9)
Comprehensive income	41.0	41.4	54.9	10.7	(106.6)	41.4
Less comprehensive income attributable to noncontrolling interest	—	—	—	0.4	—	0.4
Comprehensive income attributable to stockholders	41.0	41.4	54.9	10.3	(106.6)	41.0

Condensed Consolidating Statements of Cash Flows

(In millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
For the year ended December 31, 2016
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$5.6	(68.4)	295.1	86.3	—	318.6
Cash flows from investing activities:
Capital expenditures	—	(1.6)	(134.5)	(58.4)	—	(194.5)
Proceeds from sale of fixed assets	—	—	0.1	0.4	—	0.5
Capitalized patent costs	—	—	(0.2)	—	—	(0.2)
Acquisition of business, net of cash acquired	—	—	(14.0)	—	—	(14.0)
Intercompany activity	42.0	116.5	—	—	(158.5)	-
Net cash provided by (used for) investing activities	42.0	114.9	(148.6)	(58.0)	(158.5)	(208.2)
Cash flows from financing activities:
Dividends	(25.1)	—	—	—	—	(25.1)
Stock-based compensation activity, net	7.0	—	—	—	—	7.0
Purchases of treasury stock	(29.5)	—	—	—	—	(29.5)
Payments on long-term debt	—	(13.2)	—	—	—	(13.2)
Other debt, net	—	—	(1.3)	(0.1)	—	(1.4)
Intercompany activity	—	—	(155.1)	(3.4)	158.5	—
Net cash provided by (used for) financing activities	(47.6)	(13.2)	(156.4)	(3.5)	158.5	(62.2)
Effect of exchange rates	—	—	—	(6.7)	—	(6.7)
Net increase (decrease) in cash and cash equivalents	$—	33.3	(9.9)	18.1	—	41.5
Cash and cash equivalents:
Cash and cash equivalents, beginning of year	—	50.5	10.8	106.9	—	168.2
Net increase (decrease) in cash and cash equivalents	—	33.3	(9.9)	18.1	—	41.5
Cash and cash equivalents, end of year	$—	83.8	0.9	125.0	—	209.7
For the year ended December 31, 2015
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$8.6	(58.6)	319.5	60.5	—	330.0
Cash flows from investing activities:
Capital expenditures	—	(2.0)	(171.7)	(52.6)	—	(226.3)
Proceeds from sale of fixed assets	—	—	3.8	0.2	—	4.0
Capitalized patent costs	—	—	(0.4)	—	—	(0.4)
Intercompany activity	8.3	134.2	—	—	(142.5)	—
Net cash provided by (used for) investing activities	8.3	132.2	(168.3)	(52.4)	(142.5)	(222.7)
Cash flows from financing activities:
Dividends	(18.2)	—	—	—	—	(18.2)
Stock-based compensation activity, net	1.4	—	—	—	—	1.4
Borrowings of revolving lines of credit	—	14.3	—	—	—	14.3
Repayments of revolving lines of credit	—	(14.3)	(0.3)	—	—	(14.6)
Proceeds from long-term debt	—	1,326.6	—	—	—	1,326.6
Payments on long-term debt	—	(1,391.6)	(0.2)	—	—	(1,391.8)
Other debt, net	—	—	(3.0)	(0.7)	—	(3.7)
Payment of debt issue costs	—	(0.1)	—	—	—	(0.1)
Payment of offering related costs	(0.1)	—	—	—	—	(0.1)
Intercompany activity	—	(10.2)	(140.2)	7.9	142.5	—
Net cash provided by (used for) financing activities	(16.9)	(75.3)	(143.7)	7.2	142.5	(86.2)
Effect of exchange rates	—	—	—	(9.4)	—	(9.4)
Net increase (decrease) in cash and cash equivalents	$—	(1.7)	7.5	5.9	—	11.7
Cash and cash equivalents:
Cash and cash equivalents, beginning of year	$—	52.2	3.3	101.0	—	156.5
Net increase (decrease) in cash and cash equivalents	—	(1.7)	7.5	5.9	—	11.7
Cash and cash equivalents, end of year	$—	50.5	10.8	106.9	—	168.2

Condensed Consolidating Statements of Cash Flows (Continued)

(In millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
For the year ended December 31, 2014
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$12.0	2.7	205.5	85.2	—	305.4
Cash flows from investing activities:
Capital expenditures	—	—	(116.8)	(39.6)	—	(156.4)
Proceeds from sale of fixed assets	—	—	0.5	0.9	—	1.4
Capitalized patent costs	—	—	(0.2)	—	—	(0.2)
Grede Transaction, net of cash acquired	—	—	(812.6)	(17.1)	—	(829.7)
Intercompany activity	(6.4)	(1,858.6)	—	—	1,865.0	—
Net cash used for investing activities	(6.4)	(1,858.6)	(929.1)	(55.8)	1,865.0	(984.9)
Cash flows from financing activities:
Cash dividends	—	—	(111.3)	—	—	(111.3)
Other stock activity	—	—	(2.4)	—	—	(2.4)
Proceeds from stock issuance	—	—	244.8	15.7	—	260.5
Borrowings of short-term debt	—	—	388.8	—	—	388.8
Repayments of short-term debt	—	—	(405.1)	(2.3)	—	(407.4)
Proceeds of long-term debt	—	1,943.3	715.0	—	—	2,658.3
Principal payments of long-term debt	—	(10.0)	(1,942.0)	—	—	(1,952.0)
Intercompany activity	—	—	1,865.0	—	(1,865.0)	—
Payment of debt issue costs	—	(25.2)	(20.2)	—	—	(45.4)
Other debt, net	—	—	(6.4)	(0.4)	—	(6.8)
Payment of offering related costs	(5.6)	—	—	—	—	(5.6)
Net cash provided by (used for) financing activities	(5.6)	1,908.1	726.2	13.0	(1,865.0)	776.7
Effect of exchange rates	—	—	—	(8.9)	—	(8.9)
Net increase in cash and cash equivalents	$—	52.2	2.6	33.5	—	88.3
Cash and cash equivalents:
Cash and cash equivalents, beginning of year	$—	—	0.7	67.5	—	68.2
Net increase in cash and cash equivalents	—	52.2	2.6	33.5	—	88.3
Cash and cash equivalents, end of year	$—	52.2	3.3	101.0	—	156.5

(25) Subsequent Events

On February 24, 2017, our board of directors declared a dividend of $0.0925 per share, payable March 24, 2017 to stockholders of record as of March 10, 2017.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2016. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 as stated in its report which is included in “Item 9A. Controls and Procedures” of this 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Metaldyne Performance Group Inc.
Southfield, MI

We have audited the internal control over financial reporting of Metaldyne Performance Group Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated March 2, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Detroit, MI
March 2, 2017

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be provided in accordance with Instruction G(3) to Form 10-K no later than May 1, 2017.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be provided in accordance with Instruction G(3) to Form 10-K no later than May 1, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be provided in accordance with Instruction G(3) to Form 10-K no later than May 1, 2017.

The information regarding the Company's equity compensation plans in Item 5 “Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be provided in accordance with Instruction G(3) to Form 10-K no later than May 1, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be provided in accordance with Instruction G(3) to Form 10-K no later than May 1, 2017.

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

Schedule II: Valuation and Qualifying Accounts

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Deductions	Balance at end of period
			(In millions)
Allowances on Accounts Receivable
Year ended December 31, 2016	$11.5	11.3	1.0	(14.7)	9.1
Year ended December 31, 2015	8.0	20.8	(0.1)	(17.2)	11.5
Year ended December 31, 2014	9.0	5.1	2.0	(8.1)	8.0
Valuation allowance for deferred tax assets
Year ended December 31, 2016	$11.8	3.5	(0.1)	—	15.2
Year ended December 31, 2015	11.9	2.5	(1.5)	(1.1)	11.8
Year ended December 31, 2014	7.1	4.7	(0.1)	0.2	11.9

(1)	Includes purchase accounting adjustment to record accounts at fair value.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2017.

METALDYNE PERFORMANCE GROUP INC.

(Registrant)

By:	/s/ George Thanopoulos
George Thanopoulos, Chief Executive Officer

Pursuant to the requirements of the Securities exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George Thanopoulos	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2017
George Thanopoulos

/s/ Mark Blaufuss	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2017
Mark Blaufuss

/s/ Kevin Penn	Director	March 6, 2017
Kevin Penn

/s/ Nick Bhambri	Director	March 6, 2017
Nick Bhambri

/s/ Loren Easton	Director	March 6, 2017
Loren Easton

/s/ Michael Fisch	Director	March 6, 2017
Michael Fisch

/s/ William Jackson	Director	March 6, 2017
William Jackson

/s/ John Pearson Smith	Director	March 6, 2017
John Pearson Smith

/s/ Jeffrey Stafeil	Director	March 6, 2017
Jeffrey Stafeil

3. Exhibit Index

Exhibit Number	Description

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

2.2

Agreement and Plan of Merger, dated as of November 3, 2016, by and among Metaldyne Performance Group Inc., American Axle Manufacturing Holdings, Inc. and Alpha SPV I, Inc.†    (incorporated by reference from Exhibit 2.1 to the Metaldyne Performance Group Inc. Current Report on Form 8-K (File No. 001-36774)  filed November 3, 2016).

2.3

Voting Agreement, dated as of November 3, 2016, by and between American Axle Manufacturing Holdings, Inc. and ASP MD Investco LP (incorporated by reference from Exhibit 2.2 to the Metaldyne Performance Group Inc. Current Report on Form 8-K (File No. 001-36774) filed November 3, 2016).

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

4.4

First Supplemental Indenture, dated as of January 29, 2015, between Grede LLC and Wilmington Trust National Association, as trustee (incorporated by reference from Exhibit 4.4 to the Metaldyne Performance Group Inc. Annual Report on Form 10-K (File No. 001-36774) filed on March 16, 2015).

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

Exhibit Number	Description

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

*10.10E	Form of Restricted Stock Unit Agreement.

*10.10F	Form of Nonqualified Stock Option Agreement.

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

10.31

Separation Agreement and General Release, dated as of December 17, 2015, by and between Metaldyne Performance Group Inc. and Thomas Amato (incorporated by reference from Exhibit 10.31 to the Metaldyne Performance Group Inc. Annual Report on Form 10-K (File No. 001-36774) filed February 29, 2016).

*10.32	Metaldyne Performance Group Inc. Change in Control Severance Plan.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Deloitte & Touche LLP, an independent registered public accounting firm.

*23.2	Consent of KPMG LLP, an independent registered public accounting firm.

*31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.

Exhibit Number	Description
*32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.