Form 10-K/A
period 2016-12-31
Metaldyne Performance Group Inc.
filed 2017-04-05
CIK 1616817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant on July 1, 2016 (the last business day of the most recently completed second fiscal quarter) was approximately $202.0 million; computed by reference to the closing sale price as reported on the New York Stock Exchange on such date.

As of March 2, 2017, the registrant had 67,923,410 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on March 6, 2017. The purpose of this Amendment is solely to include Part III information which was to be provided in accordance with Instruction G(3) to Form 10-K no later than May 1, 2017.

In addition, new certifications of our principal executive officer and principal financial officer are listed in Item 15 and attached as exhibits, each as of the filing date of this Amendment. This Amendment does not amend or otherwise update any other information in our 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to our Form 10-K.

As used in this report, except as otherwise indicated in information incorporated by reference, references to “our Company,” “we,” “our,” “us” or “MPG” mean Metaldyne Performance Group Inc. and its subsidiaries and predecessors, collectively.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of individuals who serve as our executive officers and members of our Board of Directors.

Name	Age	Position
George Thanopoulos	53	Chief Executive Officer and Director
Mark Blaufuss	49	Chief Financial Officer
Douglas Grimm	55	President & Chief Operating Officer
Russell Bradley	56	Executive Vice President of Sales
Thomas M. Dono, Jr.	44	Executive Vice President, General Counsel and Secretary
Gary Ford	44	Vice President, Chief Accounting Officer and Controller
Kevin Penn	55	Director
Nick Bhambri	54	Director
Loren Easton	37	Director
William Jackson	56	Director
Michael Fisch	54	Director
John Pearson Smith	68	Director
Jeffrey Stafeil	47	Director

George Thanopoulos, 53, was named our Chief Executive Officer in August 2014 in connection with the Combination and has served on our Board of Directors since August 2014. Mr. Thanopoulos is the founder of HHI and served as its President and Chief Executive Officer from September 2005 until December 2015. Prior to founding HHI, he was a Group President of Oldco M Corporation (the former Metaldyne Corporation) and prior to that held multiple positions at MascoTech, Inc., a predecessor company to Oldco M Corporation, over a 15-year period, including engineering, plant management, and executive management. Mr. Thanopoulos served as a member of the board of directors of Global Brass and Copper Holdings, Inc., a converter, fabricator, distributor, and processor of specialized copper and brass products in North America, from 2011 to 2014. Mr. Thanopoulos also served as a director of JL French Automotive Castings, Inc., a supplier of die cast aluminum components and assemblies, from 2006 to 2012 and as a director of Chassis Brakes International, a supplier of automotive foundation brakes and brake components, from 2012 to 2013. Mr. Thanopoulos holds a B.S. degree in Mechanical Engineering from the University of Michigan. Mr. Thanopoulos was chosen as our director because of his extensive experience in management and in the manufacturing industry.

Mark Blaufuss is our Chief Financial Officer and was named Chief Financial Officer and Treasurer in August 2014.  He served as the Company’s Treasurer from August 2014 until a manager on his staff was appointed to the office in June 2015.  Mr. Blaufuss has also served as Metaldyne’s Chief Financial Officer since May 2011. Prior to joining Metaldyne, Mr. Blaufuss held the Chief Financial Officer position at United Components, Inc., an aftermarket automotive parts supplier, from September 2009 to April 2011, and at Axletech International, a planetary axle supplier, from April 2007 to September 2009. He also worked as a director of AlixPartners, a consulting firm, Corporate Controller of JPE, Inc., an automotive parts supplier, and Manager at PricewaterhouseCoopers. Mr. Blaufuss acted as CFO for Stonebridge Industries, Inc. until 2004. Mr. Blaufuss currently serves as a director of Axletech International. Mr. Blaufuss holds a B.S. degree in Accounting from Michigan State University.

Douglas Grimm was named President and Chief Operating Officer in December 2015. Mr. Grimm previously served as Co- President of MPG since August 4, 2014 and President and Chief Executive Officer of Grede since February 2010. Prior to that, he served as Chief Executive Officer of Citation Corporation, a foundry that manufactures components for the transportation and industrial markets, from January 2008 to February 2010. Prior to co-founding Grede Holdings LLC, Mr. Grimm served as Vice President—Global Ford, Materials Management, Powertrain Electronics & Fuel Operations of Visteon Corporation, a global automotive supplier that manufactures climate, electronics, and interior products for vehicle manufacturers, from 2006 to 2008. Prior to that time, Mr. Grimm spent five years at Oldco M Corporation (the former Metaldyne Corporation) as a Vice President in various executive positions, including commercial operations, General Manager of forging and casting operations, as well as having responsibility for global purchasing and quality. Before joining Oldco M Corporation in 2001, Mr. Grimm was with Dana Corporation, a worldwide supplier of drivetrain, sealing and thermal management components and systems in 1998 and served as Vice President, Global Strategic Sourcing. Prior to that, Mr. Grimm spent 10 years at Chrysler Corporation in various purchasing management positions. Mr. Grimm serves on the board of Blue Bird Bus Company, is the immediate past Chairman of the Original Equipment Supplier Association (OESA), and serves as Chairman of the Motor & Equipment Manufacturers Association (MEMA). Mr. Grimm holds a B.A. degree in Economics & Management from Hiram College (OH), where he is a member of the board of trustees, and an M.B.A. from the University of Detroit.

Russell Bradley was named our Executive Vice President of Sales in December 2015. Mr. Bradley previously held the Executive Vice President of Sales position at HHI since 2007, where he was responsible for the development of long-term customer relationships, organic and acquisition growth strategies, and post-acquisition turnaround and integration activities. Mr. Bradley has more than 25 years of sales and executive management experience. He began his career at Jernberg Industries in 1989 as a Sales Engineer, joining HHI during its acquisition of Jernberg Industries in 2005. Mr. Bradley holds a B.S. degree in Marketing from Elmhurst College.

Thomas M. Dono, Jr. was named our Executive Vice President, General Counsel and Secretary in July, 2016. In this role he has responsibility for all of the Company’s legal affairs, including management of internal and external resources. Prior to joining MPG, Mr. Dono served as Senior Vice President, Legal Affairs and General Counsel at Key Safety Systems, Inc. from May 2009 to July 2016. Before this, he was an attorney at Delphi Corporation, the Assistant General Counsel at Oldco M Corporation, and an associate at the law firms of McDonald Hopkins Co., LPA, Wilson Sonsini Goodrich & Rosati, and Cadwalader, Wickersham & Taft. He has over 18 years of legal experience, with over 13 years of experience in the automotive industry. Mr. Dono holds a J.D. from the University of California, Los Angeles (UCLA) – School of Law, and a B.S. degree in Economics and Business Management from Stony Brook University.

Gary Ford was named Vice President, Chief Accounting Officer and Controller in April 2016. Mr. Ford previously held the role of Vice President and Controller for MPG in connection with the merger of HHI, Metaldyne and Grede in August 2014. Prior to his role at MPG, Mr. Ford held the position of Vice President and Corporate Controller at HHI from November 2012 to August 2014. Prior to joining HHI, Mr. Ford held roles as the Insurance Controller, Senior Director of Accounting Policy and Director of Accounting Policy and SEC Reporting for Ally Financial from November 2006 to November 2012. He also worked at Ingersoll Rand, AVX Corporation, Bundy Corporation and Deloitte & Touche, LLP. He has over 20 years of experience in various accounting roles within the manufacturing and financial services industries. Mr. Ford is a Certified Public Accountant and holds BBA and MAcc degrees from the University of Michigan.

Kevin Penn, 55, has served on our Board of Directors since June 2014. Mr. Penn is the Chairman of our Board of Directors. Mr. Penn is also a Managing Director of American Securities, having joined in 2009. Prior to joining American Securities he founded and led ACI Capital Co., LLC. Prior thereto, he was Executive Vice President and Chief Investment Officer for a family investment office, First Spring Corporation, where he managed private equity, direct investment, and public investment portfolios. Earlier in his career Mr. Penn was a principal of the private equity firm Adler & Shaykin and was a founding member of the Leveraged Buyout Group at Morgan Stanley & Co. He was previously Chairman of Metaldyne, Grede, and HHI, and is currently the chairman of the boards of Frontier Spinning Mills, Blue Bird Bus Company, Ulterra, and Learning Care Group. He is also a board member of Unified Logistics and Cornhusker Energy Lexington Holdings. He also serves on the board of the Mount Sinai Hospital Department of Medicine, and he serves as Chairperson of the Board of Overseers of University of Pennsylvania School of Design and as a Governor/Overseer of Hebrew Union College. Mr. Penn holds a B.S. degree in Economics from the Wharton School of University of Pennsylvania and an M.B.A. from Harvard Business School. Mr. Penn was chosen as our director because of his management and financial expertise.

Nick Bhambri, 54, has served on our Board of Directors since August 2014. Mr. Bhambri also served as the President of MECS Inc., a DuPont company, until April 2012. Before MECS was acquired by DuPont, Mr. Bhambri served as President and Chief Executive Officer of MECS since 2007, having joined the company in 1992. Mr. Bhambri was previously a director of HHI. Mr. Bhambri holds a B.S. degree in Mechanical Engineering and an M.B.A. from Washington University in St. Louis. Mr. Bhambri was chosen as our director because of his experience in the manufacturing industry.

Loren Easton, 37, has served on our Board of Directors since June 2014. Mr. Easton is also a Managing Director of American Securities, having joined in 2009. Prior to joining American Securities, Mr. Easton was a Vice President at ACI Capital Co., LLC and was an analyst at Lazard Frères. He was previously a director of Grede and Metaldyne and is currently a director of Frontier Spinning Mills and Unifrax. Mr. Easton holds a B.A. degree and an M.B.A. from the University of Pennsylvania. Mr. Easton was chosen as our director because of his management and financial expertise.

William Jackson, 56, has served on our Board of Directors since August 2014. Mr. Jackson is the President of Building Technologies and Solutions, a division of Johnson Controls International plc., since September 2013.  He also has served as its President of the Automotive Electronics & Interiors of Johnson Controls Inc. Mr. Jackson served as an Executive Vice President of Operations & Innovation at Johnson Controls Inc. from May 2011 to September 2013.  Prior to Johnson Controls, he served as Senior Vice President and President of Automotive at Sears Holdings Corporation since March 2009 and was responsible for the leadership, and turnaround of its automotive repair business, both across all 800 plus stores and online. Prior to Sears Holdings Corporation, Mr. Jackson was a Senior Partner and served in various leadership roles at Booz & Company. He served on the board of directors for both Booz Allen Hamilton and Booz & Company and was previously a director of Cincinnati Milacron. Mr. Jackson holds a B.S. degree and an M.S. degree in Mechanical Engineering from the University of Illinois and an M.B.A. from the University of Chicago. Mr. Jackson was chosen as our director because of his automotive and industrial consulting experience.

Michael Fisch, 54, has served on our board of directors since August 2014. Mr. Fisch is also the Chairman of MPG’s Nominating and Governance Committee. He is President and CEO of American Securities, LLC, which he co-founded in 1994. Mr. Fisch is also a managing member, director and/or officer of numerous American Securities affiliates. He  is a Trustee of Princeton Theological Seminary where he is also Chairman of the Investment Committee; Vice Chairman of the Board of Human Rights Watch where he is also the Treasurer and Chairman of the Investment Committee; and member of The Presidents Leadership Council of Dartmouth College. Mr. Fisch holds a B.A. degree from Dartmouth College and an M.B.A. from Stanford University’s Graduate School of Business, where he has been a Distinguished Guest Lecturer since 2006. Mr. Fisch was chosen as our director because of his leadership and knowledge of management, business operating best practices, and capital allocations.

John (Jack) Pearson Smith, 68, has served on our Board of Directors since August 2014. Mr. Smith is also director and co-owner of Silversmith Inc., a producer of metering and automated data reporting systems for natural gas, oil production, and waste water disposal, which he co-founded in 2003. Prior to that, Mr. Smith was President and Chief Executive Officer of Holland Neway International, a producer of commercial vehicle suspensions and brake systems, with prior experience in engineering management at Ford Heavy Truck Division. Mr. Smith was previously a director of Metaldyne, and currently serves on the board of directors of SRAM Corporation. He is also on the board of Grand Valley State University Foundation. Mr. Smith holds a B.S. degree and an M.S. degree in Mechanical Engineering and an M.B.A. from the University of Michigan. Mr. Smith was chosen as our director because of his operational leadership and automotive expertise.

Jeffrey Stafeil, 47, has served on our Board of Directors since August 2014. Mr. Stafeil has served as the Executive Vice President and CFO of Adient Inc. since April 2016. Prior to that, Mr. Stafeil was Chief Financial Officer at Visteon Corporation from October 2012 and its Executive Vice President from November 2012. He served as the Chief Financial Officer and Executive Vice President of DURA Automotive Systems, LLC (alternate name, Dura Automotive Systems Inc.) from December 2008 to 2010 and served as its Chief Executive Officer from October 2010 to 2012. Prior to joining DURA, he served as the Chief Financial Officer and member of management board of Klöckner Pentaplast GmbH & Co. KG. He served as Chief Financial Officer and Executive Vice President of Oldco M Corporation (the former Metaldyne Corporation) from 2001 to 2007, in addition to other management positions, since joining Oldco M Corporation in 2001. Mr. Stafeil served as a director of DURA Automotive Systems, LLC from June 2008 to October 2012 and Meridian Corporation from 2006 to 2009. From 2009 to 2012, he served as a director of J.L. French Automotive Castings Inc. and was previously a director of HHI. He currently serves as a director of Mentor Graphics Corp. Mr. Stafeil holds a B.S. degree in Accounting from Indiana University and an M.B.A. from the Fuqua School of Business at Duke University. Mr. Stafeil was chosen as our director because of his operational leadership and financial management experience.

Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our amended and restated bylaws provide that our board of directors will be composed of eight directors or such number as the board shall otherwise fix. Our executive officers and key employees serve at the discretion of our board of directors.

Leadership of the Board

The Company currently separates the roles of Chief Executive Officer and Chairman of the Board in recognition of the different responsibilities associated with the two roles. As Chief Executive Officer, Mr. Thanopoulos, is responsible for the general management, oversight, leadership, supervision and control of the day-to-day business and affairs of the Company, and ensures that all directions of the Board are carried into effect. Mr. Penn, the Chairman of the Board, is charged with presiding over all meetings of the Board and the Company’s stockholders, and providing advice and counsel to the CEO and other Company officers regarding the Company’s business and operations. Separating these roles allows the CEO and the Chairman to focus their time and energy where they are best used.

Board’s Role of Risk Oversight

The Board has overall responsibility for the oversight of risk at the Company, which it generally carries out through its standing committees, and also considers risk in its strategic planning for the Company and in its consideration of other matters. The Audit Committee oversees financial risk through review and discussion with management, and monitors the Company’s risk management practices. The Audit Committee also reviews and discusses other risks that relate to our business activities and operations. The Compensation Committee, in overseeing risk associated with compensation programs and practices, meets periodically with management to discuss current issues. The Nominating and Corporate Governance Committee monitors the compliance of our corporate governance practices with applicable requirements and evolving developments. Each committee makes a full report to the Board of Directors at the Board’s regular meetings regarding such committee’s considerations and recommendations, including risk considerations, which are then discussed by the Board with management.

Controlled Company Exception and Phase-in

American Securities beneficially owns shares representing more than 50% of the voting power of our shares eligible to vote in the election of directors. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”). Under these corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements that (1) a majority of our Board of Directors consist of independent directors, (2) our Board of Directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (3) our Board of Directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. The Company is currently utilizing some of these exemptions. As a result, although we have independent director representation on our compensation and nominating and corporate governance committees, they are not comprised entirely of independent directors, and only half of our board members are independent directors. Although we may transition to fully independent compensation and nominating and corporate governance committees prior to the time we cease to be a “controlled company,” until such time you will not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. The controlled company exemption does not modify the independence requirements for the Audit Committee, and we currently comply with the requirements of the Sarbanes-Oxley Act and the NYSE rules. The Audit Committee consists of at least three members and is composed entirely of independent directors. In the event that we cease to be a “controlled company” and our shares continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods.

Director Independence

Our Board of Directors has affirmatively determined that Mr. Bhambri, Mr. Jackson, Mr. Smith, and Mr. Stafeil are independent directors under the applicable rules of the NYSE and as such term is defined in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (the “Exchange Act”).

Board and Committees

During 2016 the Board of Directors held thirteen meetings. Each director attended in person or by phone all of the Board meetings and all applicable committee meetings that were held during 2016 while such person was a director, except for Mr. Stafeil who missed one Board and one committee meeting, Mr. Jackson who missed one Board and one committee meeting, and Mr. Bhambri who missed one committee meeting.  The Board has a policy that all directors attend the Annual Meeting of Stockholders absent unusual circumstances, and all of our directors attended that meeting in person or by phone in 2016.

Our Board of Directors has three committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.  Each of these committees functions pursuant to written charters adopted by our Board. The committee charters are posted on our website at www.mpgdriven.com and are available to you in print from the website or upon request.

Communicating with the Board

Stockholders and other interested parties may communicate with directors by contacting the Company Secretary at One Towne Square, Suite 550, Southfield, Michigan 48076. The Secretary will relay appropriate questions or messages to the directors.

Audit Committee – Held 8 Meetings in 2016

The primary purpose of our Audit Committee is to assist the Board’s oversight of:

•	the audits and integrity of our financial statements;
•	our processes relating to risk management;
•	our processes relating to the systems of internal control over financial reporting and disclosure controls and procedures;
•	the qualifications, engagement, compensation, independence, and performance of our independent auditor;
•	the auditor’s conduct of the annual audits of our financial statements and internal control over financial reporting, and any other auditor services provided; and
•	the performance of our internal audit function.

Our Audit Committee also reviews and assesses our legal and regulatory compliance and the application of our codes of business conduct and ethics as established by management and the Board.

Messrs. Stafeil, Bhambri, and Smith serve on the Audit Committee. Mr. Stafeil serves as Chairman of the Audit Committee and also qualifies as an “audit committee financial expert” as such term has been defined by the Securities and Exchange Commission (the “SEC”) in Item 407(d)(5)(ii) of Regulation S-K, and each Audit Committee member meets the financial literacy requirements of the NYSE. Our Board of Directors has affirmatively determined that Mr. Stafeil, Mr. Bhambri, and Mr. Smith meet the definition of an “independent director” for the purposes of serving on the Audit Committee under applicable SEC and NYSE rules.

Compensation Committee – Held 6 Meetings in 2016

The primary purposes of our Compensation Committee are to:

•	oversee our employee compensation policies and practices;
•	determine, approve, or recommend the compensation of our chief executive officer and other executive officers;
•	review, approve, or recommend incentive compensation and equity compensation policies and programs; and
•	produce the annual report of the Compensation Committee as required by SEC rules.

Messrs. Penn, Easton, and Jackson serve on the Compensation Committee, and Mr. Penn serves as the Chairman.

Nominating and Corporate Governance Committee – Held 3 Meetings in 2016

The primary purposes of our Nominating and Corporate Governance Committee are to:

•	identify and screen individuals qualified to serve as directors and recommend to the Board of Directors candidates for nomination for election;
•	evaluate, monitor, and make recommendations to the Board of Directors with respect to our corporate governance guidelines;
•	coordinate and oversee the annual self-evaluation of the Board of Directors and its committees and management; and
•	review our overall corporate governance and recommend improvements for approval by the Board of Directors where appropriate.

Messrs. Fisch, Penn, and Smith serve on the Nominating and Corporate Governance Committee, and Mr. Fisch serves as the Chairman. Pursuant to the Stockholders’ Agreement dated August 4, 2014 among the Company and certain of its stockholders, for so long as American Securities in the aggregate owns at least 10% of the outstanding shares of Company common stock, it is entitled to nominate at least one individual for election to the Board. The Stockholders’ Agreement also provides that the Company, the Board (subject to exercise of their fiduciary duties under applicable law), and the Nominating and Corporate Governance Committee (subject to exercise of their fiduciary duties under applicable law) will (i) nominate and recommend to stockholders, for election or re-election as part of the management slate of directors, a nominee designated by American Securities (the “AS Nominee”), and (ii) provide the same type of support for the election of each AS Nominee as provided to other persons standing for election as directors of the Company as part of the management slate. See “Certain Relationships and Related Person Transactions” for additional information regarding the Stockholders’ Agreement.

The Nominating and Corporate Governance Committee has a policy to consider and will consider recommendations for Board candidates submitted by stockholders using substantially the same criteria it applies to recommendations from the committee, directors, and members of management. Stockholders may submit recommendations by providing a person’s name and appropriate background and biographical information in writing to:

Metaldyne Performance Group Inc.

One Towne Square, Suite 550

Southfield, MI 48076

Attention: Nominating and Corporate Governance Committee

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

One Towne Square, Suite 550

Southfield, MI 48076

Attention: Corporate Integrity Committee

Corporate Governance Guidelines

Our Board of Directors adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE, as applicable, that serve as a flexible framework within which our Board of Directors and its committees operate. These guidelines cover a number of areas including the size and composition of the board, board membership criteria and director qualifications, director responsibilities, board agenda, roles of the Chairman of the Board and Chief Executive Officer, executive sessions, standing board committees, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management, and management succession planning. The Board’s Nominating and Corporate Governance Committee is responsible for overseeing and reviewing the guidelines at least annually and recommending any proposed changes to the Board for approval. A copy of our corporate governance guidelines is posted on our website www.mpgdriven.com.

ITEM 11.	EXECUTIVE COMPENSATION

The following discussion and analysis of compensation arrangements should be read with the compensation tables and related disclosures set forth below.

Executive Summary

This compensation discussion and analysis provides an overview and analysis of (i) the elements comprising the compensation programs at MPG for our named executive officers, which we refer to in this compensation discussion and analysis as our named executive officers (“NEOs”), (ii) the compensation decisions made under such programs and reflected in the executive compensation tables that follow this compensation discussion and analysis, and (iii) the material factors considered in making those decisions.

As previously disclosed, on November 3, 2016, the Company entered into an Agreement and Plan of Merger (the “American Axle Agreement”) by and among the Company, American Axle & Manufacturing Holdings, Inc. and Alpha SPV I, Inc., a wholly owned subsidiary of American Axle, pursuant to which American Axle will acquire all of the outstanding equity of the Company for a purchase price of approximately $1.6 billion.  For more information about the merger and a discussion of the compensation arrangements with respect to the merger, please see the Joint Proxy Statement/Prospectus and related amendments and all other reports filed with the SEC.

Our NEOs

For the year ended December 31, 2016, our NEOs were:

•	George Thanopoulos, our Chief Executive Officer;
•	Mark Blaufuss, our Chief Financial Officer;
•	Douglas Grimm, our Chief Operating Officer;
•	Russell Bradley, our Executive Vice President of Sales; and
•	Thomas M. Dono, Jr., our Executive Vice President, General Counsel and Secretary

Compensation Philosophy

Our overall MPG compensation program is structured to attract, motivate, and retain highly qualified executives by paying them competitively, with variable components designed to pay them based on results that are consistent with our performance on both a short- and long-term basis and on their contribution to that success. In addition, this program is structured to ensure that a significant portion of compensation opportunity is related to specific, measurable factors that directly and indirectly influence shareholder value. Accordingly, we continue to set goals designed to link each executive officer’s compensation to our performance and the executive officer’s own performance.

Compensation Elements

Our compensation for our NEOs consists primarily of the elements, and their corresponding primary objectives, identified in the following table.

Compensation Element	Primary Objective
Base salary	To recognize performance of job responsibilities and to attract and retain individuals with superior talent.

Annual performance-based compensation	To promote our near-term performance objectives across the entire workforce and reward individual contributions to the achievement of those objectives.

Long-term equity incentive awards	To emphasize our long-term performance objectives, encourage the maximization of shareholder value and retain key executives by providing an opportunity to own our stock.

Severance and change in control benefits	To encourage the continued attention and dedication of key individuals when considering strategic alternatives.

Retirement savings (401(k)) plans	To provide an opportunity for tax-efficient savings and long-term financial security.

Other elements of compensation and perquisites

To attract and retain talented executives in a cost-efficient manner by providing health, dental, disability and life insurance as well as other benefits with high perceived values at a relatively low cost to us.

Compensation Committee

The Compensation Committee oversees our executive compensation programs, determines the compensation of our executive officers, and reviews executive officer compensation policies and practices to ensure adherence to our compensation philosophies. In addition, the Compensation Committee is charged with ensuring that the total compensation paid to our executive officers is fair, reasonable, and competitive, taking into account our position within our industry, including our comparative performance, and our NEOs’ level of expertise and experience in their positions. The Compensation Committee’s responsibilities include: (a) determining base salary and target bonus levels (representing the bonus that may be awarded expressed as a percentage of base salary or as a dollar amount for the year), (b) assessing the performance of the Chief Executive Officer and other NEOs for each applicable performance period, (c) determining the awards to be paid to our Chief Executive Officer and other NEOs under our annual performance-based compensation program for each year, (d) reviewing and recommending to the Board equity award grants under our 2014 Equity Incentive Plan; (e) providing oversight of our compensation policies, plans, and benefit programs including reviewing, approving, and administering all compensation and employee benefit plans, policies, and programs; and (f) producing, approving, and recommending to the Board of Directors for approval reports on compensation matters required to be included in our annual proxy statement or annual report. The Compensation Committee, by resolution approved by a majority of the committee, may form and delegate any of its responsibilities to a subcommittee, so long as such subcommittee is sole comprised of one or more members of the Compensation Committee.

In determining compensation levels for our NEOs, the Compensation Committee considers each NEO’s unique position and responsibility and relies upon the judgment and experience of its members, including their review of competitive compensation levels in our industry. We believe that executive officer base salaries should be competitive with the salaries of executive officers in similar positions and with similar responsibilities in our marketplace and adjusted for financial and operating performance, each executive’s level of experience, and each executive’s current and expected future contributions to our results. In this regard, each NEO’s current and prior compensation is considered as a reference point against which determinations are made as to whether increases are appropriate to retain the NEO in light of competition or in order to provide continuing performance incentives.

Role of Chief Executive Officer

To aid the Compensation Committee in making its determinations, the Chief Executive Officer provides recommendations at least annually to the Compensation Committee regarding the compensation of the other executive officers. The Compensation Committee reviews the performance of our executive officers, including the Chief Executive Officer, at least annually to determine each executive officer’s compensation.

Use of Peer Group Data

We use benchmarking or compensation consultants, directly compare compensation levels with peer companies, or refer to any specific compensation survey or other data to review the total compensation of our NEO’s. The Compensation Committee may use compensation consultants and peer group data in making future compensation decisions, including studies on compensation structure and banding as well as our long-term incentive plan in comparison to our peers.

In 2015, the Compensation Committee approved the engagement of Willis Towers Watson as an independent compensation consultant. Willis Towers Watson consulting services included assistance with benchmarking executive compensation, assistance developing an appropriate peer group of companies for compensation benchmarking purposes, and providing data regarding organizational structures and reporting relationships at peer group companies. The Compensation Committee has determined that Willis Towers Watson is independent under its charter and applicable NYSE rules and further, that no conflict of interest exists between Willis Towers Watson and the Company.

Our Compensation Committee has established the following peer group with which we compete for talent to assist with external benchmarking and to assist the committee in determining total compensation for executive officers, which includes salary, performance-based compensation, long-term equity incentive awards, and other compensation:

Actuant Corporation	American Axle & Manufacturing Holdings, Inc.	BorgWarner Inc.
Colfax Corporation	Cooper-Standard Holdings Inc.	Dana Holding Corporation
Gentex Corporation	ITT Corporation	Linamar Corp
Meritor, Inc.	Modine Manufacturing Company	Snap-on Incorporated
SPX Corporation	The Timken Company	Tower International, Inc.
Valmont Industries, Inc.	Visteon Corporation

The peer group was established based on meeting certain criteria such as revenue size (between 0.5x and 3.5x MPG revenues), industry (auto or industrial markets), traded on a major stock exchange, and being similar in size and in a similar industry.  Based on these criteria, adjustments were made to our previous peer group company listing.  Actuant Corporation, Colfax Corporation, Gentex, Meritor Inc., Modine Manufacturing Company, SPX Corporation, Tower International, Inc. and Visteon Corporation were added to our 2015 peer group analysis, while Ametek, Inc., Allison Transmission Holdings, Inc., Briggs & Stratton Corporation, Brunswick Corporation, Delphi Automotive PLC, Terex Corporation, Titan International Inc., TRW Automotive, and WABCO Holdings Inc. were removed from the group.

Compensation Programs

The 2016 compensation for each of our NEOs was determined in accordance with the terms of their respective employment agreements, offer letters or previous compensation packages. The compensation for Mr. Thanopoulos, Mr. Blaufuss and Mr. Bradley, and Mr. Dono in 2016 consisted of base salary, non-equity incentive plan compensation, equity compensation, and other compensation (including, among other items, 401(k) savings plan match). The compensation for Mr. Grimm in 2016 consisted of a base salary, non-equity compensation, equity compensation, and other compensation (including, among other items, a flexible allowance plan, car allowance, and 401(k) savings plan match). Each of the elements of the 2016 compensation for the NEOs is described below.

Base Salary

Base salaries for our NEOs are generally set at levels deemed necessary to attract and retain individuals with superior talent while taking into account the total compensation package provided to them. Each year, base salaries are reviewed and adjusted, if necessary, based upon the scope of responsibility and demonstrated proficiency of the NEOs as assessed by the Compensation Committee.

The following table sets forth the 2016 base salaries for our NEOs.

		2016
Name	Principal Position	Base Salary
George Thanopoulos	Chief Executive Officer and President	$1,025,000	(1)
Douglas Grimm	Chief Operating Officer	768,758	(2)
Mark Blaufuss	Chief Financial Officer	615,000	(3)
Russell Bradley	Executive Vice President of Sales	287,759	(4)
Thomas M. Dono, Jr.	Executive Vice President, General Counsel and Secretary	400,000

(1)	Effective July 11, 2016, Mr. Thanopoulos’ annual base salary was increased from $1,000,000 to $1,025,000.
(2)	Effective July 11, 2016, Mr. Grimm’s annual base salary was increased from $750,000 to $768,758.
(3)	Effective July 11, 2016, Mr. Blaufuss’ annual base salary was increased from $600,000 to $615,000.
(4)	Effective July 11, 2016, Mr. Bradley’s annual base salary was increased from $280,740 to $287,759.

2016 Performance-based Compensation

For 2016, the Compensation Committee structured our performance-based compensation program in a manner to reward executive officers based on MPG performance and the performance of the individual NEOs relative to their individual performance objectives. This allows all executive officers to receive incentive bonus compensation in the event certain specified corporate performance measures are achieved.

Under the MPG performance-based compensation plan effective January 1, 2016, each of our executive officers earned an award based on MPG Adjusted EBITDA and MPG Adjusted EBITDA less capital expenditures after certain adjustments were made by the Board of Directors to account for special circumstances as permitted by the plan.  Each NEO was eligible to receive a target award based on a percentage of his base salary, with 75% of the award based on MPG Adjusted EBITDA and 25% of the award based on MPG Adjusted EBITDA less capital expenditures. To receive an award, each of MPG Adjusted EBITDA or MPG Adjusted EBITDA less capital expenditures must meet or exceed 95% of the budgeted amount. To receive the target award, we had to meet or exceed our budgeted Adjusted EBITDA and Adjusted EBITDA less capital expenditures. If our Adjusted EBITDA and Adjusted EBITDA less capital expenditures exceeded the budget amounts, the executive officers would be eligible to receive an award in excess of their target award up to a maximum of 150% of their target award. The target awards for Mr. Thanopoulos, Mr. Blaufuss, Mr. Grimm, Mr. Bradley, and Mr.  Dono, are 100%, 60%, 110%, 50%, and 60% respectively, of their base salary.  For 2016, after adjustment, MPG’s Adjusted EBITDA was 98% of budget and MPG’s Adjusted EBITDA less capital expenditures was 98% of budget, resulting in an 80% payout. Based on the company performance, 2016 cash payments were made in the amounts of $820,000, $295,200, $676,507, $115,104, and $192,000, for Mr. Thanopoulos, Mr. Blaufuss, Mr. Grimm, Mr. Bradley and Mr. Dono, respectively.

In addition, the Board of Directors approved the payment of certain additional bonus payments to Mr. Thanopoulos, Mr. Blaufuss, Mr. Grimm, Mr. Bradley, Mr. Dono, and other key employees to reward their extraordinary efforts in connection with the execution of the American Axle Agreement.

The computation of Adjusted EBITDA is generally consistent with the definition of the Company’s “Adjusted EBITDA,” the calculation for which is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except that: corporate expenses are not allocated to the individual Business Units; and the results of operations of our foreign subsidiaries are translated to U.S. Dollars using a constant exchange rate established in the Company’s budgeted Adjusted EBITDA.

2017 Performance-based Compensation

Under the MPG performance-based compensation plan effective January 1, 2017, each of our executive officers will earn an award based on MPG Adjusted EBITDA and MPG Adjusted EBITDA less capital expenditures. Each NEO will be entitled to receive a target award based on a percentage of his base salary in which 75% of the award will be based on MPG Adjusted EBITDA and 25% of the award will be based on MPG Adjusted EBITDA less capital expenditures. To receive an award, each of MPG Adjusted EBITDA or MPG Adjusted EBITDA less capital expenditures must meet or exceed 90% of the budgeted amount. To receive the target award, we have to meet or exceed our budgeted Adjusted EBITDA and Adjusted EBITDA less capital expenditures. In the event our Adjusted EBITDA and Adjusted EBITDA less capital expenditures exceed the budget amounts, the NEOs would be entitled to receive an award in excess of their target award up to a maximum of 150% of their target award. The target awards for Mr.

Thanopoulos, Mr. Blaufuss, Mr. Grimm, Mr. Bradley and Mr. Dono will be 100%, 60%, 110%, 50% and 60%, respectively, of their base salary.

The computation of Adjusted EBITDA is generally consistent with the definition of the Company’s “Adjusted EBITDA,” the calculation for which is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except that: corporate expenses are not allocated to the individual Business Units; and the results of operations of our foreign subsidiaries are translated to U.S. Dollars using a constant exchange rate established in the Company’s budgeted Adjusted EBITDA.

Long-Term Equity Incentive Awards

We believe that equity ownership provides our NEOs with a strong incentive to increase our value and aligns the interests of our NEOs with the interests of our stockholders. While we do not have a formal policy requiring our officers and directors to own our stock, we may adopt one in the future. However, our NEOs, along with other key employees, were granted stock options and other equity awards at the time of the acquisition of each of HHI, Metaldyne, and Grede by American Securities, as applicable, which were converted into options to purchase our common stock in 2014, as well as additional restricted stock awards and options in connection with the Combination, the IPO, and thereafter under our Metaldyne Performance Group Inc. 2014 Equity Incentive Plan. Generally, our existing restricted stock awards, restricted stock unit awards, and stock options have vesting schedules that are designed to encourage continued employment and option exercise prices that are designed to reward an optionee for our performance. Restricted stock awards and restricted stock unit awards vest in two to three annual installments, subject to continued employment on each applicable vesting date. Options generally expire ten years from the date of the grant and vest in three to five equal annual installments following the date of grant, subject to continued employment on each applicable vesting date.

On April 4, 2016, Mr. Thanopoulos was granted 76,260 restricted stock unit awards and 69,085 stock options. Mr. Blaufuss and Mr. Grimm were awarded 56,366 restricted stock unit awards and 43,178 stock options and Mr. Bradley was granted 9,947 restricted stock unit awards and 17,271 stock options. In addition, on September 16, 2016, Mr. Thanopoulos was granted 76,354 restricted stock unit awards and 83,333 stock options, Mr. Blaufuss, and Mr. Grimm were each granted 54,396 restricted stock unit awards and 55,556 stock options, Mr. Bradley was granted 10,753 restricted stock unit awards and 18,519 stock options and Mr. Dono was granted 9,488 restricted stock unit awards and 18,519 stock options.  Each grant of restricted stock unit awards and grant of stock options in 2016 was made under our 2014 Equity Incentive Plan. The restricted stock unit awards and stock options each vest in three annual installments, beginning on April 4, 2017 and September 16, 2017. The stock options have a ten year term from the date of grant and an option exercise price equal to the closing price of our common stock on the date of grant.

All of the options issued prior to the combination were converted in 2014 to MPG options that were held by Mr. Thanopoulos, Mr. Blaufuss, Mr. Grimm, and Mr. Bradley, provide for full vesting upon a “transaction” as defined in their individual award agreements and the Assumed Plans, subject to continued employment through consummation of the transaction. The definition of “transaction” under such agreements and plans generally means (i) the sale of all, or substantially all, of our consolidated assets, including, without limitation, a sale of all or substantially all of our assets or the assets of any of our subsidiaries whose assets constitute all or substantially all of our consolidated assets (or the sale of a majority of the outstanding shares of voting capital stock of any subsidiary or subsidiaries whose consolidated assets so constitute), in any single transaction or series of related transactions; (ii) the sale of shares of our common stock by American Securities or its affiliates, which results in American Securities and its affiliates not having the power to elect or appoint a majority of the members of the board; or (iii) any merger or consolidation of us with or into another corporation or entity unless, after giving effect to such merger or consolidation, the holders of our voting securities (on a fully-diluted basis immediately prior to the merger or consolidation), own voting securities (on a fully-diluted basis) of the surviving or resulting corporation or entity representing a majority of the outstanding voting power to elect directors of the surviving or resulting corporation or entity in substantially the same proportions that they held their shares prior to such merger. In addition, options granted to any employees under the 2014 Equity Incentive Plan or the Assumed Plans are subject to full vesting upon a “transaction.” Also, the Business Unit options converted in 2014 to MPG options held by Mr. Blaufuss provide that if an operating division of the Company or an affiliate is sold, our Board of Directors may, in its discretion, accelerate the vesting of some or all of such executive’s options if the executive’s employment is transferred in connection with such sale.

Retirement Benefits

MPG offers our executive officers retirement benefits through 401(k) plans, which provide tax-efficient retirement savings.  Each of our NEOs, except for Mr. Bradley, participates in legacy programs that match a portion of the pre-tax dollar contributions of the executive officer up to a pre-set limit, subject to Internal Revenue Code of 1986, as amended (the “Code”) contribution limits. Matching contributions are immediately vested. In 2016, Mr. Thanopoulos, Mr. Blaufuss, Mr. Grimm, and Mr. Dono received matching contributions of $2,244, $8,307, $4,320, and $2,769, respectively.

Perquisites and Other Compensation

We provide our executive officers, including our NEOs, with certain personal benefits and perquisites, which we do not consider to be a significant component of executive compensation but which we recognize are an important factor in attracting and retaining talented executives. Executive officers are eligible under the same plans as all other employees for medical, dental, disability, and life insurance. We provide higher levels of long-term disability and life insurance coverage to our executive officers than is generally available to our non-executive employees. We provide these supplemental benefits to our executive officers due to the relatively low cost of such benefits and the value they provide in assisting us in attracting and retaining talented executives.

Mr. Grimm and Mr. Bradley also received flexible allowance plans that provided reimbursement for certain designated items (including, among other items, supplemental life insurance, liability insurance, club membership, financial and estate planning, and income tax preparation) as well as a tax gross up for certain reimbursements. Mr. Grimm received $48,319 for executive flex and $9,450 for executive life and Mr. Bradley received $10,838 for executive flex under these programs. Mr. Grimm is also entitled to an annual car allowance of $10,200.  These additional compensation and perquisite benefits were based on legacy Grede and HHI programs to better enable the companies to attract and retain talented employees to key positions with high perceived values at relatively low cost to us.

Employment Agreements and Severance Benefits

In connection with the Combination, we entered into new employment agreements with Mr. Thanopoulos, Mr. Blaufuss, and Mr. Grimm.  We entered into an employment agreement with Mr. Dono in connection with his appointment as Executive Vice President, General Counsel and Secretary in July 2016. We have described the material terms of these agreements below. These employment agreements establish the terms and conditions of such NEO’s employment relationship with us. These agreements generally provide that such NEO receive a minimum base salary and be eligible to receive an annual bonus, but do not otherwise provide for annual salary or bonus increases or other compensation increases. In addition, these employment agreements provide for benefits upon termination of employment in certain circumstances.

Mr. Bradley is eligible to participate in the MPG Change in Control Severance Plan, which was adopted pursuant to the terms of the American Axle Agreement and provides severance to certain employees of MPG and its subsidiaries. Mr. Bradley is eligible to receive severance under the plan upon a termination of employment without “cause” or by the executive for “good reason” (each, as defined in the plan) within two years following a change in control (as defined in the plan). Upon such termination of employment, Mr. Bradley is eligible to receive 18 months of base salary and a pro-rata target bonus, each payable in a lump sum, and 18 months of continued participation in medical, dental and vision plans. The merger contemplated by the American Axle Agreement will constitute a ‘‘Change in Control’’ for purposes of the MPG Change in Control Severance Plan.

We entered into an employment agreement with George Thanopoulos as of August 4, 2014. Mr. Thanopoulos’ contract period is valid through the earliest of (i) his resignation, (ii) his death or disability, and (iii) his termination by us at any time for cause or without cause. The agreement provides that Mr. Thanopoulos will receive an initial annualized base salary of $874,182. The Board of Directors has discretion to increase (but not reduce) the base salary from time to time. The agreement also provides for an annual cash bonus with a target level of 100% of his base salary, as determined by the Board of Directors based on performance objectives established with respect to that particular year. Mr. Thanopoulos is eligible to participate in one or more of our equity incentive plans pursuant to the terms and conditions of such plans. If we terminate Mr. Thanopoulos’ employment at any time without cause (as defined in the agreement) or Mr. Thanopoulos resigns with good reason (as defined in the agreement), we must provide Mr. Thanopoulos with the following, subject to his execution of a release of claims and his continued compliance with the restrictive covenants set forth in his employment agreement: (a) an amount equal to his monthly base salary rate paid monthly for a period of 12 months, (b) continued group medical coverage, paid for by the Company, for a period of 12 months, ceasing earlier if he ceases to be eligible for COBRA continuation coverage or obtains other employment that offers group health benefits, and (c) a pro rata portion of the annual bonus he otherwise would have received for the fiscal year in which he was terminated. If we terminate Mr. Thanopoulos’ employment due to his death or disability, we must provide Mr. Thanopoulos with the following, subject to his execution of a release of claims and his continued compliance with the restrictive covenants set forth in his employment agreement: (a) an amount equal to his monthly base salary rate paid monthly for a period of six months, and (b) a pro rata portion of the annual bonus he otherwise would have received for the fiscal year in which he was terminated.

We entered into an employment agreement with Mark Blaufuss as of August 4, 2014. Mr. Blaufuss’ contract period is valid through the earliest of (i) his resignation, (ii) his death or disability, and (iii) his termination by us at any time for cause or without cause. The agreement provides that Mr. Blaufuss will receive an initial annualized base salary of $600,000. The Board of Directors has discretion to increase (but not reduce) the base salary from time to time. The agreement also provides for an annual cash bonus with a target level of 60% of his base salary, as determined by the Board of Directors based on performance objectives established with respect to that particular year. Mr. Blaufuss is eligible to participate in one or more of our equity incentive plans pursuant to the terms and conditions of such plans. If we terminate Mr. Blaufuss’ employment at any time without cause (as defined in the agreement) or Mr. Blaufuss resigns with good reason (as defined in the agreement) we must provide Mr. Blaufuss with the following, subject to his execution of a release of claims and his continued compliance with the restrictive covenants set forth in his employment agreement: (a) an amount equal to his monthly base salary rate paid monthly for a period of 18 months, (b) continued group medical coverage for a period of 18 months at the same cost as he would have paid as an active participant in the Company’s group health plan, ceasing earlier if he ceases to be eligible for COBRA continuation coverage or obtains other employment that offers group health benefits, and (c) a pro rata portion of the annual bonus he otherwise would have received for the fiscal year in which he was terminated. If we terminate Mr. Blaufuss’ employment due to his death or disability, we must provide Mr. Blaufuss with the following, subject to his execution of a release of claims and his continued compliance with the restrictive covenants set forth in his employment agreement: (a) an amount equal to his monthly base salary rate paid monthly for a period of six months, and (b) a pro rata portion of the annual bonus he otherwise would have received for the fiscal year in which he was terminated.

We entered into an employment agreement with Douglas Grimm as of August 4, 2014. Mr. Grimm’s contract period is valid through the earliest of (i) his resignation, (ii) his death or disability, and (iii) his termination by us at any time for cause or without cause. The agreement provides that Mr. Grimm will receive an initial annualized base salary of $750,000. The Board of Directors has discretion to increase (but not reduce) the base salary from time to time. The agreement also provides for an annual cash bonus with a target level of 110% of his base salary, as determined by the Board of Directors based on performance objectives established with respect to that particular year. Mr. Grimm is provided with life insurance coverage carrying a death benefit at least equal to five times his annualized base salary, a cash automobile allowance of $850 per month and an annual perquisite allowance of $25,000, and is eligible to participate in one or more of our equity incentive plans, pursuant to the terms of such plans. If we terminate Mr. Grimm’s employment at any time without cause (as defined in the agreement) or Mr. Grimm resigns with good reason (as defined in the agreement), we must provide Mr. Grimm with the following, subject to his execution of a release of claims and his continued compliance with the restrictive covenants set forth in his employment agreement: (a) an amount, paid in equal monthly installments over the 18 months following his termination, equal to the sum of (1) a prorated portion of his target annual bonus for the year of termination based on the number of days that have elapsed during the year of termination, plus (2) 1.5 times the sum of his annualized base salary rate and his target annual bonus, (b) continued group medical coverage for a period of 18 months at the same cost as he would have paid as an active participant in the Company’s group health plan, ceasing earlier if he ceases to be eligible for COBRA continuation coverage or obtains other employment that offers group health benefits, and (c) outplacement services for a period of six months in an amount not to exceed $40,000 in the aggregate. If we terminate Mr. Grimm’s employment due to his death or disability, we must provide Mr. Grimm with the following, subject to his execution of a release of claims and his continued compliance with the restrictive covenants set forth in his employment agreement: (a) an amount equal to his monthly base salary rate paid monthly for a period of six months, and (b) a pro rata portion of the annual bonus he otherwise would have received for the fiscal year in which he was terminated.

We entered into an employment agreement with Thomas M. Dono, Jr. as of July 18, 2016.  Mr. Dono’s contract period is valid through the earliest of (i) his resignation, (ii) his death or disability, and (iii) his termination by us at any time for cause or without cause. The agreement provides that Mr. Dono will receive an initial annualized base salary of $400,000. The Board of Directors has discretion to increase (but not reduce) the base salary from time to time. The agreement also provides for an annual cash bonus with a target level of 60% of his base salary, as determined by the Board of Directors based on performance objectives established with respect to that particular year. Mr. Dono is entitled to receive employee benefits on the same basis as such benefits are generally made available to other senior executives and is eligible to participate in one or more of our equity incentive plans, pursuant to the terms of such plans. If we terminate Mr. Dono’s employment at any time without cause (as defined in the agreement) or Mr. Dono resigns with good reason (as defined in the agreement), we must provide Mr. Dono with the following, subject to his execution of a release of claims and his continued compliance with the restrictive covenants set forth in his employment agreement: (a) an amount, paid in equal monthly installments over the 12 months following his termination, (b) a prorated portion of his annual bonus he otherwise would have received in respect of the fiscal year in which his employment terminated had Mr. Dono remained continuously employed through the applicable payment date, based on actual performance and calculated by the Board of Directors in good faith, payable at the time the annual bonus would have otherwise been paid, and (c) continued group medical coverage for a period of 12 months at the same cost as he would have paid as an active participant in the Company’s group health plan, ceasing earlier if he ceases to be eligible for COBRA continuation coverage or obtains other employment that offers group health benefits. If we terminate Mr. Dono’s employment due to his death or disability, we must provide Mr. Dono with the following, subject to his execution of a release of claims and his continued compliance with the restrictive covenants set forth in his employment agreement: (a) an amount equal to his monthly base salary rate paid monthly for a period of six months, and (b) a pro rata portion of the annual bonus he otherwise would have received for the fiscal year in which he was terminated.

For purposes of each of the employment agreements with our NEOs, “cause” means that the named executive officer has:

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

For purposes of each of the employment agreements with our NEOs, “good reason” means the executive’s resignation from employment with us as a result of one or more of the following reasons, provided, in each case, that the executive must deliver written notice of resignation to us within 30 days after the occurrence of any such event, and if we do not cure the breach within 30 days of receipt of such notice, the executive actually terminates his employment within 60 days following the expiration of such cure period:

•	we reduce the amount of the NEO’s base salary;
•	we change the executive officer’s titles or reduce the NEO’s responsibilities materially inconsistent with the positions the executive then holds;
•

we change the NEO’s place of work to a location more than 35 miles from the executive’s present place of work, other than any relocation to the current business headquarters of any of the Metaldyne, HHI, or Grede businesses, or to any location within five miles of any such headquarters; or

•

a successor to substantially all of our business and/or assets does not expressly assume and agree to perform such employment agreement and provide the executive with the same or comparable position, duties, base salary, target annual bonus and benefits under such agreement.

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

Consideration of Stockholders' Advisory Say-on-Pay Vote

The Company conducts an advisory “say-on-pay” vote of its stockholders on a triennial basis. The Compensation Committee considered the results of its say-on-pay proposal on which stockholders voted at the Company’s 2015 annual meeting. Approximately 98% of the Company’s stockholders voting at the meeting approved the compensation program described in the Company’s proxy statement in 2015. The Compensation Committee weighed the results of the say-on-pay vote as one of many factors considered in connection with the discharge of its responsibilities, although no factor was assigned a quantitative weighting. The Compensation Committee did not implement any significant changes to the Company’s executive compensation program as a result of the shareholder advisory vote.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors (hereafter referred to as the “Committee”) oversees the Company’s programs for compensating executive officers and other key management employees, including the administration of the Company’s equity-based compensation plans, and approves the salaries, bonuses, and other awards to executive officers. The Committee has reviewed and discussed the Compensation Discussion and Analysis with management of the Company and, based on such review and discussion, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis so stated be included in this 10-K.

Compensation Committee:

Kevin Penn, Chairman

Loren Easton

William Jackson

EXECUTIVE COMPENSATION

2016 Summary Compensation Table

The following table sets forth the compensation earned during the years indicated by Mr. Thanopoulos, our principal executive officer, Mr. Blaufuss, our principal financial officer, and Messrs. Grimm, Bradley, and Dono, our other executive officers. We refer to the individuals listed in the table collectively as our “named executive officers” or “NEOs”.

Name and Principal Position	Year	Salary ($)	Bonus ($)(4)	Stock Awards ($)(5)	Option Awards ($)(6)	Non-equity Incentive Plan Compensation ($)(7)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(8)	Total ($)
George Thanopoulos	2016	1,011,539	300,000	2,360,003	850,000	820,000	—	80,498	5,422,041
Chief Executive Officer (1)	2015	937,090	—	3,187,500	187,500	975,000	—	1,974,045	7,261,135
	2014	857,644	—	2,000,010	7,926,524	1,030,970	—	639,628	12,454,776
Mark Blaufuss	2016	606,923	145,000	1,710,000	550,003	295,200	—	48,904	3,356,030
Chief Financial Officer (2)	2015	600,000	—	1,987,500	187,500	347,400	—	13,575	3,135,975
	2014	468,797	—	1,250,010	327,054	396,000	—	7,800	2,449,661
Douglas Grimm	2016	758,662	150,000	1,710,000	550,003	676,507	—	147,141	3,992,313
President & Chief Operating Officer (3)	2015	750,000	—	2,437,500	187,500	794,071	—	67,176	4,236,247
	2014	670,004	—	2,000,010	6,830,930	679,196	—	68,333	10,248,473
Russell Bradley	2016	283,980	150,000	320,006	200,002	115,104	—	11,153	1,080,244
Executive Vice President of Sales	2015	276,652	—	32,100	124,300	136,159	—	3,926	573,137
Thomas M. Dono, Jr.	2016	176,923	375,000	150,005	100,003	192,000	—	2,769	996,700
Executive Vice President, General Counsel and Secretary
(1)

Compensation prior to the Combination was paid by HHI. Amounts shown do not include $2,485,775 received in 2014 by Mr. Thanopoulos for the anti-dilution feature of his options related to the dividend paid by HHI during 2014.

(2)	Compensation prior to the Combination was paid by Metaldyne.
(3)

Compensation prior to the Combination was paid by Grede. Amounts shown do not include $23,526,659 received in 2014 by Mr. Grimm in recognition of the equity units he held related to American Securities’ acquisition of Grede.

(4)	The amounts in column “Bonus” reflect the bonus payments made in March, 2017, to reward executives for their extraordinary efforts in connection with the execution of the American Axle Agreement.
(5)

As required by SEC rules, the amounts shown in the column “stock awards” reflects the aggregate grant date fair value of restricted stock awards granted in the fiscal year in accordance with accounting standard ASC 718, Compensation—Stock Compensation. The amounts do not correspond to the actual values that may be realized by the NEOs.

(6)

As required by SEC rules, amounts shown in the column “Option Awards” reflects the aggregate grant-date fair value of option awards granted in the fiscal year in accordance with accounting standard ASC 718, Compensation—Stock Compensation. For a description of the assumptions used in calculating the fair value of equity awards in 2016, 2015, and 2014 under ASC 718, see Note 16 of the notes to the consolidated financial statements contained within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for the year ended December 31, 2016. These amounts do not correspond to the actual values that may be realized by the NEOs.

(7)

The amounts in column “Non-Equity Incentive Plan Compensation” reflects the 2014 plan year payout, paid in March 2015 as part of the annual performance-based plans established prior to the Combination, the 2015 MPG annual performance-based plan year payout, paid in March 2016, and the 2016 MPG annual performance-based plan year payout, paid in March 2017.

(8)	The components of the column “All Other Compensation” for 2016 are summarized in the following table.

			Executive Flex	Executive Life	Other
	401(k) Match	Car Allowance	Allowance	Insurance	Compensation	Total
Name	($)	($)	($)	($)	($)(a)	($)
George Thanopoulos	2,244	—	—	—	78,254	80,498
Mark Blaufuss	8,308	—	—	—	48,904	57,212
Douglas Grimm	4,320	10,200	48,319	9,450	74,852	147,141
Russell Bradley	—	—	10,838	—	315	11,153
Thomas M. Dono, Jr.	2,769	—	—	—	—	2,769
(a)

Amounts shown reflect accrued dividends of $78,254, $48,904, $74,852, and $315 received by Mr. Thanopoulos, Mr. Blaufuss, Mr. Grimm, and Mr. Bradley, respectively upon the vesting of restricted shares in 2016.

2016 Grants of Plan-Based Awards Table

The following table sets forth certain information with respect to the grants of plan-based awards to our NEOs during the year ended December 31, 2016.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of	All Other Option Awards: Number of	Exercise or Base	Grant Date Fair Value of
					Shares of	Securities	Price of	Stock and
					Stock or	Underlying	Option	Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Units (#)(2)	Options (#)(3)	Awards ($/Sh)	Awards ($)(4)
George Thanopoulos	9/16/2016				76,534			1,210,003
	9/16/2016					83,333	15.81	449,998
	4/4/2016				76,260			1,150,001
	4/4/2016					69,085	15.08	400,002
	1/1/2016	512,500	1,025,000	1,537,500
Mark Blaufuss	9/16/2016				54,396			860,001
	9/16/2016					55,556	15.81	300,002
	4/4/2016				56,366			849,999
	4/4/2016					43,178	15.08	250,001
	1/1/2016	184,500	369,000	553,500
Douglas Grimm	9/16/2016				54,396			860,001
	9/16/2016					55,556	15.81	300,002
	4/4/2016				56,366			849,999
	4/4/2016					43,178	15.08	250,001
	1/1/2016	422,817	845,634	1,268,451
Russell Bradley	9/16/2016				10,753			170,005
	9/16/2016					18,519	15.81	100,003
	4/4/2016				9,947			150,001
	4/4/2016					17,271	15.08	99,999
	1/1/2016	71,940	143,879	215,819
Thomas M. Dono, Jr.	9/16/2016				9,488			150,005
	9/16/2016					18,519	15.81	100,003
	7/18/2016	120,000	240,000	360,000
(1)	The amounts shown represent the threshold, target, and maximum amounts payable under MPG’s 2016 annual performance-based plan.
(2)

The restricted stock unit awards granted to each NEO on April 4, 2016 and on September 16, 2016 will vest and settle in three equal annual installments beginning on April 4, 2017 and September 16, 2017, respectively.  The grant date fair value of the restricted stock unit awards is equal to the closing price of the Company’s common stock on the date of grant.  The unvested restricted stock unit awards do not have voting rights.  However, unvested restricted stock unit awards accrue dividends declared on shares of the Company’s common stock, which become payable upon vesting. If restricted stock unit awards are forfeited, any dividends accrued on the restricted stock unit awards also become forfeited.  See “Long-Term Equity Incentive Awards” above.

(3)

The stock options granted to each NEO on April 4, 2016 and September 16, 2016 will vest and become exercisable in three annual installments beginning on April 4, 2017 and September 16, 2017, respectively. The options have a ten year term from the date of grant and have an exercise price equal to the closing price of the Company’s common stock at the date of grant.  See “Long-Term Equity Incentive Awards” above.

(4)

As required by SEC rules, amounts shown in the column “Grant Date Fair Value of Stock and Option Awards” present the aggregate grant-date fair value of option awards granted in the fiscal year in accordance with accounting standard ASC 718, Compensation—Stock Compensation. For a description of the assumptions used in calculating the fair value of equity awards in 2016 under ASC 718, see the Notes to the Company’s audited financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016. These amounts do not correspond to the actual values that may be realized by the NEOs.

2016 Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding the equity awards held by the NEOs as of December 31, 2016.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
George Thanopoulos	—	83,333	15.81	9/16/2026
	—	69,085	15.08	4/4/2026
	6,921	13,843	18.90	3/17/2025
	619,928	79,427	20.00	8/4/2024
	370,748	185,374	3.31	12/6/2022
					259,309	5,951,142
Mark Blaufuss	—	55,556	15.81	9/16/2026
	—	43,178	15.08	4/4/2026
	6,921	13,843	18.90	3/17/2025
	19,741	7,904	20.00	8/4/2024
	142,257	94,838	5.40	2/19/2023
					177,317	4,069,425
Douglas Grimm	—	55,556	15.81	9/16/2026
	—	43,178	15.08	4/4/2026
	6,921	13,843	18.90	3/17/2025
	41,968	16,292	20.00	8/4/2024
	—	485,205	18.66	6/2/2024
					192,301	4,413,308
Russell Bradley	—	18,519	15.81	9/16/2026
	—	17,271	15.08	4/4/2026
	4,586	9,175	18.90	3/17/2025
	36,578	10,752	20.00	8/4/2024
	111,220	27,805	3.31	12/6/2022
					23,035	528,653
Thomas M. Dono, Jr.	—	18,519	15.81	9/16/2026
					9,488	217,750
(1)

Amounts shown include: 185,374 and 27,805 options held by Mr. Thanopoulos and Mr. Bradley, respectively, granted on December 6, 2012, which vest and become exercisable on December 6, 2017; 94,838 options held by Mr. Blaufuss, granted on February 19, 2013, of which 50% vest and become exercisable on each of the next two grant date anniversaries; 485,205 options held by Mr. Grimm, granted on June 2, 2014, which vest and become exercisable on the 7th grant date anniversary; 34,365 and 5,155 options held by Mr. Thanopoulos and Mr. Bradley, respectively, granted on August 4, 2014, which vest and become exercisable on December 6, 2017; 45,062, 7,904, 16,292, and 5,597 options held by Mr. Thanopoulos, Mr. Blaufuss, Mr. Grimm, and Mr. Bradley, respectively, granted on August 4, 2014, which vest and become exercisable on August 4, 2017; 13,843 options each held by Mr. Thanopoulos, Mr. Blaufuss, and Mr. Grimm and 9,175 options held by Mr. Bradley, granted on March 16, 2015, of which 50% vest and become exercisable on each of the next two grant date anniversaries; 69,085, 43,178, 43,178, and 17,271 options held by Mr. Thanopoulos, Mr. Blaufuss, Mr. Grimm, and Mr. Bradley, respectively, granted on April 4, 2016, of which 1/3 vest and become exercisable on each of the next three grant date anniversaries; and 83,333, 55,556, 55,556, 18,519, and 18,519 options held by Mr. Thanopoulos, Mr. Blaufuss, Mr. Grimm, Mr. Bradley, and Mr. Dono, respectively, granted on September 16, 2016, of which 1/3 vest and become exercisable on each of the next three grant date anniversaries.

(2)

Amounts shown include: 1,201 restricted shares held by Mr. Bradley, granted on December 11, 2014, with 50% vesting on January 1, 2017, and January 1, 2018, respectively; 6,614 restricted shares each held by Mr. Thanopoulos, Mr. Blaufuss, and Mr. Grimm and 1,134 restricted shares held by Mr. Bradley, granted on March 16, 2015, with 50% vesting on each of the next two grant date anniversaries; 99,901, 59,941, and 74,925 restricted shares held by Mr. Thanopoulos, Mr. Blaufuss, and Mr. Grimm, respectively, granted on September 1, 2015, with 50% vesting on each of the next two grant date anniversaries; 76,260, 56,366, 56,366, and 9,947 restricted stock unit awards held by Mr. Thanopoulos, Mr. Blaufuss, Mr. Grimm, and Mr. Bradley, respectively, granted on April 4, 2016, with 1/3 vesting on each of the next three grant date anniversaries; and 76,534, 54,396, 54,396, 10,753, and 9,488 of restricted stock unit awards held by Mr. Thanopoulos, Mr. Blaufuss, Mr. Grimm, Mr. Bradley, and Mr. Dono, respectively, granted on September 16, 2016, with 1/3 vesting on each of the next three grant date anniversaries.

(3)	Market Value is determined using the number of awards multiplied by $22.95, which was the closing price of our common stock on the New York Stock Exchange on December 30, 2016.

2016 Option Exercises and Stock Vested Table

The following table provides information regarding options exercised and stock awards vested during the year ended December 31, 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($)
George Thanopoulos	370,748	3,716,767	114,588	3,769,317
Mark Blaufuss			56,649	2,354,733
Douglas Grimm			87,087	3,568,120
Russell Bradley			734	19,835
Thomas M. Dono, Jr.
(1)

Amounts shown are net of 72,001, 59,960, 87,015, and 431 of awards that vested and were withheld from Mr. Thanopoulos, Mr. Blaufuss, Mr. Grimm, and Mr. Bradley, respectively, for applicable tax withholdings.

Pension Benefits

Our NEOs did not participate in any defined benefit pension plan during 2016.

Nonqualified Deferred Compensation

In the year ended December 31, 2016, our NEOs received no nonqualified deferred compensation and had no deferred compensation benefits.

Potential Payments upon Termination

The table below shows the estimated value transfer to each NEO upon termination of employment without cause or for good reason without a change in control or in connection with a change in control. The table below assumes that such termination occurred on December 31, 2016, when the closing price of our stock was $22.95 and payments are made under the employment agreements equity awards then in effect. The actual amounts that would be paid to any NEO can only be determined at the time of an actual termination of employment and would vary from those listed below. For additional information, see “Employment Agreements and Severance Benefits” above.

	Termination without Cause or for Good Reason without a Change in Control or Following a Change in Control
Name	Severance Pay ($) (1)	Benefits ($)	Accelerated Equity Vesting ($)	Total ($)
George Thanopoulos	2,050,000	40,237	3,875,055	5,965,292
Mark Blaufuss	1,291,500	22,458	1,687,724	3,001,681
Douglas Grimm	3,267,222	22,458	2,129,591	5,419,270
Russell Bradley	575,518	—	577,809	1,153,326
Thomas M. Dono, Jr.	640,000	14,863	—	654,863
(1)

Amounts shown as Severance Pay and Benefits for Mr. Bradley upon termination without cause or for good reason are based on the Company’s best estimate of potential amounts payable as we do not have an employment agreement with Mr. Bradley.  Mr. Bradley is a participant in the Metaldyne Performance Group Inc. Change in Control Severance Plan which provides for 1.5 times annual base salary, a proration of annual target bonus, and 18 months of benefit continuation if Mr. Bradley’s employment were to be terminated without Cause or for Good Reason, as defined in the plan, within the two year period following a Change in Control, as defined in the plan.

The table below shows the estimated value transfer to each NEO upon termination of employment due to death or disability. The table below assumes that such termination occurred on December 30, 2016, when the closing price of our stock was $22.95, and payments are made under the employment agreements and equity awards then in effect. The actual amounts that would be paid to any NEO can only be determined at the time of an actual termination of employment and would vary from those listed below. For additional information, see “Employment Agreements and Severance Benefits” above.

	Termination Due to Death or Disability
Name	Severance Pay ($)	Benefits ($)	Accelerated Equity Vesting ($)	Total ($)
George Thanopoulos	1,537,500	—	5,134,846	6,672,346
Mark Blaufuss	676,500	—	2,562,696	3,239,196
Douglas Grimm	1,230,013	—	3,061,869	4,291,882
Russell Bradley	287,759	—	446,211	733,970
Thomas M. Dono, Jr.	440,000	—	34,012	474,012
(1)

Amounts shown as Severance Pay for Mr. Bradley are based on the Company’s best estimate of potential amounts payable upon termination due to death or disability as we do not have an employment agreement with Mr. Bradley.

Director Compensation

For service on our Board, non-employee director compensation consists of annual cash compensation of $100,000 and an annual grant of restricted stock with a grant date value of $50,000 that will vest over a three-year period. For Messrs. Easton, Fisch and Penn, the cash compensation is paid directly to American Securities and not to the director individually. Those directors also assign their grant of restricted stock to American Securities. Mr. Stafeil receives additional annual cash compensation of $25,000 for his services as the Chairman of the Audit Committee. Mr. Thanopoulos, who is an employee of the Company, receives no additional compensation for his service on our Board of Directors.

The following table sets forth compensation paid for 2016 for our non-employee directors’ service on our Board.

Name	Cash Fees Earned ($)	Stock Awards ($)(1)	Total ($)
Nick Bhambri	100,000	50,000	150,000
Loren Easton	100,000	50,000	150,000
Michael Fisch	100,000	50,000	150,000
William Jackson	100,000	50,000	150,000
Kevin Penn	100,000	50,000	150,000
Jack Smith	100,000	50,000	150,000
Jeffrey Stafeil	125,000	50,000	175,000
(1)

In 2016, each non-employee director received a restricted stock award for 3,135 shares of Company common stock. The award vests in three equal annual installments commencing on the first anniversary of the grant date. Messrs. Easton, Fisch and Penn assigned their rights to American Securities. This column reflects the grant date fair value of the shares of restricted stock awarded, in accordance with FASB ASC 718, which was determined using the closing price of the Company’s common stock as of the grant date.

The following table sets forth the aggregate number of shares of unvested restricted stock, and the aggregate number of stock options held by non-employee directors as of December 31, 2016.

Name	Unvested Restricted Stock	Stock Options Outstanding
Nick Bhambri	4,899	16,695
William Jackson	4,899	11,765
Jack Smith	4,899	11,765
Jeffrey Stafeil	4,899	12,630

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information as of March 20, 2017 regarding the beneficial ownership of our common stock by:

•	each person or group who is known by us to own beneficially more than 5% of our common stock;
•

each director and director nominee, and each person named in the 2016 Summary Compensation Table presented in Item 11. Executive Compensation of this Form 10-K (a “named executive officer” or “NEO”); and

•	all members of our Board and our executive officers as a group (13 individuals).

Beneficial ownership of shares is determined under SEC rules and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as noted by footnote, and subject to community property laws where applicable, we believe based on the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Percentage of beneficial ownership is based on 67,950,673 shares of our common stock outstanding and beneficial ownership as of March 20, 2017. Shares of common stock subject to options currently exercisable or exercisable within 60 days are deemed to be outstanding and beneficially owned by the person holding the options for the purposes of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person. Unless otherwise indicated, the address for each holder listed below is One Towne Square, Suite 550, Southfield, MI 48076, c/o Metaldyne Performance Group Inc.

	Shares of common stock beneficially owned
Name of beneficial owner	Number of shares(3)(4)	Percentage of shares
5% stockholders:
ASP MD Investco LP(1)	51,370,648	75.6%
Named executive officers and directors:
George Thanopoulos	3,009,720	4.3%
Mark Blaufuss(2)	376,607	*
Douglas Grimm	330,786	*
Russell Bradley	182,104	*
Thomas M. Dono, Jr.	—	—
Nick Bhambri	33,139	*
Loren Easton	—	—
Michael Fisch	—	—
William Jackson	11,032	*
Kevin Penn	—	—
John Pearson Smith	11,032	*
Jeffrey Stafeil	15,792	*
All board of directors members and executive officers as a group (13 persons)	4,005,214	5.7%

*	Less than 1%
(1)

Based on Schedule 13G filed on February 14, 2017, as of December 31, 2016 (i) ASP MD Investco LP, (ii) American Securities Partners VI, L.P., American Securities Partners VI(B), L.P., American Securities Partners VI(C), L.P. , American Securities Partners VI(D), L.P. (collectively, the “Sponsors”), the owners of partnership interests of ASP MD Investco LP, (iii) American Securities Associates VI, LLC, the general partner of each of the Sponsors, and (iv) American Securities LLC, which provides investment advisory services to each Sponsor, may be deemed to be the beneficial owner of 51,365,358 shares of our common stock, with shared voting and shared dispositive power. Amount shown also includes 5,290 of unvested restricted shares that were assigned by our directors employed by American Securities. The address for each beneficial owner is c/o American Securities LLC, 299 Park Avenue, 34th Floor, New York, NY 10171.

(2)	Does not include 469 shares of our common stock held in escrow in connection with American Securities’ acquisition of Metaldyne.
(3)

Shares owned by executive officers and directors include unvested shares of restricted stock over which the holder has sole voting but not investment power: 103,208 shares for Mr. Thanopoulos; 63,248 shares for Mr. Blaufuss; 78,232 shares for Mr. Grimm; 1,168 shares for Mr. Bradley, 882 shares for each of Mr. Bhambri, Mr. Jackson, Mr. Smith, and Mr. Stafeil; and 250,603 shares for all current executive officers and directors as a group.

(4)

Shares owned by directors and executive officers include shares that may be acquired on or before May 19, 2017 upon exercise of stock options: 1,027,546 shares for Mr. Thanopoulos; 237,651 shares for Mr. Blaufuss; 70,202 shares for Mr. Grimm; 162,727 for Mr. Bradley; 12,286 shares for Mr. Bhambri; 9,269 shares for Mr. Jackson; 9,269 shares for Mr. Smith; 8,304 shares for Mr. Stafeil; and 1,567,877 shares for all current directors and current executive officers as a group. Holders of options have no voting or investment power over unexercised option shares.

Section 16(a) Beneficial Ownership Reporting Compliance as Required by Item 405 of Regulation S-K

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than ten percent of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of copies of such forms received by us, or written representations from reporting persons that no such forms were required for those persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during the fiscal year ended December 31, 2016

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Set forth below is a description of certain relationships and related person transactions between us or our subsidiaries and our directors, executive officers, and holders of more than 5% of our voting securities. We believe that all of the following transactions were entered into with terms as favorable as could have been obtained from unaffiliated third parties.

Merger Agreement

Pursuant to the Merger Agreement dated as of July 31, 2014 (the “Merger Agreement”), the Combination was consummated on August 4, 2014 whereby HHI, Metaldyne, and Grede became wholly-owned subsidiaries of MPG. In connection with the Combination (except for treasury shares or treasury units and certain shares or units owned by American Securities, which were cancelled for no consideration), (i) each issued and outstanding unit of ASP Grede Intermediate Holdings LLC was converted into the right to receive 10.72363 shares of our common stock, (ii) each issued and outstanding share of common stock of ASP MD Holdings, Inc. was converted into the right to receive 0.21399 shares of our common stock, (iii) each issued and outstanding share of common stock of ASP HHI Holdings, Inc. was converted into the right to receive 1.67082 shares of our common stock, and (iv) the outstanding options to purchase shares of ASP MD Holdings, Inc., ASP HHI Holdings, Inc., and ASP Grede Intermediate Holdings LLC were converted into options to acquire a number of shares of our common stock, in each case in accordance with and subject to the terms and conditions of the Merger Agreement. In addition, following the Grede merger in the Combination, ASP Grede Holdings LLC liquidated and distributed the shares of our common stock it received in the Combination to its former unit holder.

Stockholders’ Agreement

We entered into a Stockholders’ Agreement on August 4, 2014 (the “Stockholders’ Agreement”) that governs our relationship with certain of our stockholders, and which prescribes the rights and restrictions of each stockholder party thereto. Upon completion of the IPO, the provisions in the Stockholders’ Agreement that provide for limitations on transfers (including, among others, the limitations on a minority investor transferring his or her shares, the right of first offer, tag-along rights, drag-along rights and participation rights) terminated. In addition, certain provisions that provide for the purchase of minority shares of our common stock upon termination of employment of a minority investor also terminated at that time. All provisions in the Stockholders’ Agreement will terminate upon the sale of all or substantially all of the assets or equity interests in MPG to a third party, whether by merger, consolidation, sale of assets or securities, or otherwise.

The Stockholders’ Agreement provides demand registration rights to American Securities. In connection with any registration affected pursuant to the terms of the Stockholders’ Agreement, we are required to pay for all of the fees and expenses incurred in connection with such registration, including registration fees, filing fees, and printing fees. However, the underwriting discounts and selling commissions payable in respect of registrable securities included in any registration are to be paid by the persons including such registrable securities in any such registration on a pro rata basis. We have also agreed to indemnify the holders of registrable securities against all claims, losses, damages, and liabilities with respect to each registration effected pursuant to the Stockholders’ Agreement.

Indemnification Agreements

We entered into indemnification agreements with our current directors and NEOs, other than Mr. Bradley, and expect to enter in a similar agreement with Mr. Bradley and any new directors or executive officers. The indemnification agreement entitles the indemnitee to indemnification, to the fullest extent permitted by law, if the indemnitee is, or threatened to be made, a party to or to participate in a legal proceeding, investigation, inquiry, hearing, or other action by reason of the fact that the person is or was a director or executive officer of the Company.

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

As set forth in the related person transaction policy, in the course of its review and approval or ratification of a related party transaction, the Audit Committee will consider:

•	the nature of the related person’s interest in the transaction;
•	the availability of other sources of comparable products or services;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction; and
•	the importance of the transaction to us.

Any member of the Audit Committee who is a related person with respect to a transaction under review will not be permitted to participate in the discussions or approval or ratification of the transaction. However, such member of the Audit Committee will provide all material information concerning the transaction to the Audit Committee

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES AUDIT COMMITTEE REPORT

AUDIT COMMITTEE REPORT

The Audit Committee operates under a written charter adopted by the Board of Directors. MPG management has the primary responsibility for the Company’s internal controls and the financial reporting process. The independent registered public accounting firm is responsible for performing an independent audit of the company’s consolidated financial statements and issuing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States of America. The Audit Committee oversees and monitors these processes and reports to the Board of Directors on its findings.

Auditor Independence

On July 15, 2016, the Audit Committee approved the Company’s engagement of Deloitte & Touche LLP (“D&T”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ended December 31, 2016 and approved the dismissal of KPMG LLP (“KPMG”). The dismissal of KPMG was effective upon KPMG’s completion of its review of the Company’s consolidated financial statements for the quarter and six months ended July 3, 2016. The Audit Committee met and held discussions with MPG management and D&T, the independent registered public accounting firm. The Audit Committee reviewed and discussed with MPG management and D&T the audited financial statements contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as the Company’s internal control over financial reporting. The Audit Committee also discussed with D&T the matters required to be discussed with the Committee by the standards of the Public Company Accounting Oversight Board (United States)(PCAOB) Auditing Standard No. 16, Communications with Audit Committees, the rules of the Securities and Exchange Commission, and other applicable regulations.

D&T submitted to the Audit Committee the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence. The Audit Committee discussed with D&T the firm’s independence and considered whether the provision of non-audit services by D&T to the company is compatible with maintaining the independence of D&T. The Audit Committee concluded that the independence of D&T from MPG and management is not compromised by the provision of such non-audit services.

Based on these reviews and discussion, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the company’s Annual Report on Form 10-K for the year ended December 31, 2016, and filed with the SEC.

Audit Committee:

Jeff Stafeil, Chairman

Nick Bhambri

Jack Smith

The Audit Committee Report does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other MPG filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that MPG specifically incorporates this Audit Committee Report by reference into any such filing.

Independent Registered Accounting Firm Fees

The following table provides information regarding the aggregate fees for professional services rendered to the Company by D&T and KPMG for the years ended December 31, 2016 and 2015, respectively. All of the fees described below have been approved by the Audit Committee.

	(In Millions)
	2016	2015
Audit Fees	$2.7	$5.7
Audit-Related Fees	0.2	0.1
Tax Fees	0.2	0.1
All Other Fees	*	*
Total	$3.1	$5.9

*	Less than $0.1 million.

Audit Fees

The Audit Fees for the year ended December 31, 2016 were for professional services rendered by D&T for the audits and quarterly reviews of the Company’s consolidated financial statements, the audit of the Company’s internal control over financial reporting as of December 31, 2016, and for services that are normally provided by the independent registered public accounting firm in connection with statutory or regulatory filings or engagements.

Audit-Related Fees

Audit-Related Fees for the years ended December 31, 2016 and 2015 were primarily for comfort letters and consents associated with the Company’s registration statements filed in 2016 and 2015.

Tax Fees

The Tax Fees for the years ended December 31, 2016 and 2015 were for professional services rendered by D&T and KPMG, respectively, related to tax compliance, tax advice and tax planning.

All Other Fees

All Other Fees for the years ended December 31, 2016 and 2015 were for trade agreement and pension advisory services, accounting research tool subscription and benchmarking data.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee charter, adopted on December 1, 2014, requires the Audit Committee to consider and, in its discretion, approve in advance any services (including the fees and material terms thereof) proposed to be carried out for the Company by the independent auditor or by any other firm proposed to be engaged by the Company as its independent auditor. All audit services provided for the years ended December 31, 2016 and 2015 were approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit Number	Description

10.31A	Employment Agreement, effective July 18, 2016, by and between Metaldyne Performance Group Inc. and Thomas M. Dono, Jr.

12	Computation of Ratio of Earnings to Fixed Charges.

31.3	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.

31.4	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 5, 2017.

METALDYNE PERFORMANCE GROUP INC. (Registrant)

By:	/s/ George Thanopoulos
George Thanopoulos, Chief Executive Officer